Form 10QSB
period 2006-12-31
Cartan Holdings Inc.
filed 2007-02-15
CIK 1369774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended December 31, 2006

[    ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

      For the transition period       to

            Commission File Number   333-136049



                                Cartan Holdings Inc.
           -------------------------------------------------------------
           (Exact name of small Business Issuer as specified in its charter)


             Nevada                                     98-0507398

(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

999 Canada Place, Suite 404
Vancouver, British Columbia,  Canada		     V6C 3E3

(Address of principal executive offices)        (Postal or Zip Code)


Issuer's telephone number, including area code:      800-343-5092


                                      None

(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    Yes  [ X ]   No  [   ]

Indicate by check mark whether  the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,540,000 shares of common stock with a par value of $0.001 par value per share as of February 14, 2007.

Cartan Holdings Inc.
(An Exploration Stage Company)

December 31, 2006

                                                                           Index


Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4

Cartan Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)


                                                                 December 31,  March 31,
                                                                     2006         2006
                                                                      $            $


ASSETS

Current Assets

Cash                                                               12,734       22,877
Prepaid expenses and deposits                                         485        1,168

Total Assets                                                       13,219       24,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                    2,596            -
Accrued liabilities                                                 9,279          500
Due to related parties (Note 3(a))                                    791          594

Total Liabilities                                                  12,666        1,094

Contingencies and Commitments (Notes 1 and 5)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value        9,400        9,400
9,400,000 shares issued and outstanding

Additional Paid-in Capital                                         18,000       18,000

Donated Capital (Note 3(b))                                         9,800        5,300

Deficit Accumulated During the Exploration Stage                 (36,647)      (9,749)

Total Stockholders' Equity                                            553       22,951

Total Liabilities and Stockholders' Equity                         13,219       24,045




  (The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)


                                                  Accumulated
                                                     From            For the      For the      For the      For the
                                               November 12, 2003  Three months  Three months Nine months  Nine months
                                              (Date of Inception)     Ended        Ended        Ended        Ended
                                                To December 31,   December 31,  December 31, December 31, December 31,
                                                     2006             2006          2005         2006         2005
                                                       $                $            $            $            $

Revenue                                                         -             -            -            -            -


Expenses

Office and general (Note 3(a))                             12,709         3,235        1,834        6,960        3,534
Professional fees                                          20,297         6,154            -       19,797            -
Impairment of mineral property costs (Note 4)               3,641           141        3,500          141        3,500

Total Expenses                                             36,647         9,530        5,334       26,898        7,034

Net Loss                                                  (36,647)       (9,530)      (5,334)     (26,898)      (7,034)

Net Loss Per Share - Basic and Diluted                   		      -            -            -        (0.01)

Weighted Average Shares Outstanding                            	      9,400,000    2,252,000    9,400,000      753,000




  (The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)


                                                                                     For the        For the
                                                                                Nine Months Ended Nine Months
                                                                                  December 31,       Ended
                                                                                      2006        December 31,
                                                                                        $             2005
                                                                                                       $


Operating Activities

Net loss                                                                    		  (26,898)      (7,034)

 Adjustments to reconcile net loss to net cash used in operating activities
  Donated services                                                           		    4,500        3,500
  Impairment of mineral properties                                           		      141        3,500

 Changes in operating assets and liabilities
  Prepaid expenses and deposits                                              		      683            -
  Accounts payable and accrued liabilities                                    		   11,375            -
  Due to related party                                                        		      197            -

Net Cash Used in Operating Activities                                       		  (10,002)         (34)

Investing Activities

 Mineral property acquisition costs                                     		     (141)      (3,500)

Net Cash Used in Investing Activities                                       		     (141)      (3,500)

Financing Activities

  Proceeds from the issuance of common stock                             			-       25,000

Net Cash Provided by Financing Activities                                   			-       25,000

Increase in Cash                                                       			  (10,143)      21,466

Cash - Beginning of Period                                                 		   22,877            -

Cash - End of Period                                                        		   12,734       21,466


Supplemental Disclosures
Interest paid                                                               			-            -
Income taxes paid                                                           			-            -



  (The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2006
(Unaudited)

1. Nature of Operations and Continuance of Business

   The Company was incorporated in the State of Nevada on November 12, 2003, and was inactive until July 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. To date, the Company has funded operations through the issuance of capital stock. The Company does not have sufficient funds to conduct the proposed phase one exploration program on the mineral property with an estimated budget of $18,276. Additional financing is required to complete any additional exploration. The most likely source of additional financing is through the sale of equity capital and director loans. The Company does not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold, investor acceptance of the mineral property, and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

   The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2006, the Company has working capital of $553 and has accumulated losses of $36,647 since inception. If the Company is unable to raise the necessary financing, then its business plan will fail and it will be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. Summary of Significant Accounting Policies

   a) Basis of Presentation

      These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is March 31.

   b) Use of Estimates

      The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c) Basic and Diluted Net Income (Loss) Per Share

      The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

   d) Cash and Cash Equivalents

      The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
                                      F-4

Cartan Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2006
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

   e) Comprehensive Loss
      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   f) Mineral Property Costs

      The Company has been in the exploration stage since its inception on November 12, 2003, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

   g) Long-lived Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

   h) Financial Instruments
      The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   i) Income Taxes

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

   j) Foreign Currency Translation

      The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cartan Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2006
(Unaudited)

2.    Summary of Significant Accounting Policies (continued)

   k) Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for
      Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Cartan Holdings Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2006
(Unaudited)

2.    Summary of Significant Accounting Policies (continued)

   k) Recent Accounting Pronouncements (continued)

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   l) Interim Financial Statements

      These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.    Related Party Transactions

   a) As at December 31, 2006, the Company owes the President of the Company $791 (March 2006 - $594) for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

   b) Effective on the commencement of operations in July 2005, the Company began recognizing donated services of $500 per month provided by the President of the Company. During the nine months ended December 31, 2006, the Company recognized $4,500 (2005 - $3,500).

4.Mineral Properties

  a) On Decembe r 12, 2005, the Company acquired a 100% interest in a Mineral Claim located Westwold, British Columbia, Canada, in consideration for $3,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

   b) On December 15, 2006, the Company staked a mineral claim located in British Columbia, Canada for a cost of $141. The claim is registered in the name of the President of the Company, who also paid the staking costs on behalf of the Company. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at December 31, 2006, the Company recognized an impairment loss of $141, as it has not yet been determined whether there are proven or probable reserves on the property.


5. Commitment

   On March 1, 2006, the Company entered into an operating lease for office premises. The lease calls for monthly payments of Cdn$106 (US$91) commencing March 1, 2006 for a one-year term.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Cartan mineral claim. We anticipate that the cost of this program will be $18,276. This will consist of the following costs estimated by James W. McLeod:

Prospecting, mapping and sampling
by a geologist and an assistant:                 $ 4,550

Grid installation and VLF-EM surveys:      	 $ 4,750

Camp and board:                                  $ 1,680

Transportation and accommodation:         	 $ 1,200

Sample analysis:                                 $ 1,000

Equipment and supplies:                          $ 1,150

Report and maps:                                 $   900

Contingency at 20%:                              $ 3,046

TOTAL:                                           $18,276

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $38,276.

While we have sufficient funds on hand to cover a portion of the phase one exploration costs, we will require additional funding in order to complete any additional exploration programs and to cover all of our anticipated administrative expenses for the next 12 months.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. Our initiation of the phase one exploration program will not be contingent on raising additional capital.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006

We did not earn any revenues during the nine-month period ended December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Cade claim, which is doubtful.

We incurred operating expenses in the amount of $26,898 for the nine-month period ended December 31, 2006. These operating expenses were comprised of professional fees of $19,797, office and general costs of $6,960 and impairment of mineral property costs of $141.

At December 31, 2006, we had total assets of $13,219, consisting of $12,734 in cash and $485 in prepaid expenses and deposits. At the same date, our liabilities totalled $12,666 and consisted of accounts payable of $2,596, accrued liabilities of $9,279 and $791 due to our director.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Zubeda Mohamed-Lakhani, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS


Based upon their evaluation of our controls, Zubeda Mohamed-Lakhani, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2007


Cartan Holdings Inc.


/s/ Zubeda Mohamed-Lakhani
------------------------------
Zubeda Mohamed-Lakhani, President