Form 10KSB
period 2007-03-31
Cartan Holdings Inc.
filed 2007-06-26
CIK 1369774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136049

CARTAN HOLDINGS INC.

(Name of small business issuer in its charter)

Nevada	98-0507398
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

999 Canada Place, Suite 404

Vancouver. B.C., Canada V6C 3E3

(Address of principal executive offices)

(800) 343-5092

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

State issuer’s revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$44,000 as at Juine 26, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

9,400,000 shares of common stock as at June 26, 2007

#

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company involved in the search for mineral deposits.  We own a 100% undivided right, title and interest in and to the mineral property known as the Cartan mineral claim.  Our interest in the property consists of the right to explore for and remove minerals from the property.  There is no assurance that a commercially viable mineral deposit exists on the property.

Location and Access

The Cartan mineral claim consists of 1,017 acres.  The claim is located on the eastside of the Salmon River and is accessed by a gravel road just south of the town of Westwold, British Columbia. The claim is five miles south of Westwold, which is approximately halfway between the cities of Kamloops and Vernon.

The Cartan claim region ranges in altitudes from 3,000 to 5,000 feet. From a physiography point of view, the claim is portrayed as rounded with hilly flat terrain that has been changed by erosion and deposits.

Property Acquisition

We retained James W. McLeod, a professional geologist, to stake the Cartan mineral claim for us and to prepare a geology report based on the property.  As part of our arrangement, Mr. McLeod acquired the mineral property in a holding company and then transferred it to our president on February 2, 2006, by way of bill of sale.  We paid Mr. McLeod $3,500 for the mineral claim. We do not have any further obligations to Mr. McLeod pursuant to our agreement with him. Other than as described above, neither we nor our management have any relationship with Mr. McLeod.

Our president, Zubeda Momahed-Lakhani holds this mineral claim in trust for us. We can request that the claim be registered in our name at any time.  We would have to register as an extra-provincial company in British Columbia and obtain a free miner’s certificate in order to accomplish this.  This process would involve significant fees and require us to retain a lawyer to file the extra-provincial registration application and to act as attorney for service in British Columbia.  The filing process would take approximately two weeks.

The registration of the claims in the name of a trustee does not impact a third party’s ability to commence an action against us respecting the Cartan mineral claim or to seize the claim after obtaining judgment.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.  Because our president acts as our trustee, we do not believe that there is any material risk of such an occurrence.

Specifics of the Cartan mineral claim are as follows:

Claim Name	Claim Number	Date of Recording	Date of Expiry
CARTAN	547505	December 15, 2006	December 15, 2007

The Cartan mineral claim is in good standing until December 15, 2007.  In order to keep the claim in good standing beyond this date, we must incur at least $2,000 in exploration work on the claim prior to December 15, 2007 or pay cash in lieu.  The expiry date is thereby extended for an additional year to December 15, 2008.  The claim expiry date can be further extended in this manner on an annual basis.

Infrastructure and Condition of the Property

The City of Vernon, British Columbia is 50 miles southeast of the Cartan Mineral claim.  Most equipment, accommodations, communications and supplies can easily be attained to sufficiently carry out an exploration program.

The Cartan mineral claim is free of mineral workings.  There is no equipment or other infrastructure facilities located on the property.  There is no power source located on the property.  We will need to use portable generators if we require a power source for exploration of the Cartan mineral claim.

Mineralization and Geology

Rock formations on the Cartan property consist of interlayered volcanic flows and sediments.  These are composed of basaltic lavas, flow breccias, rhyolite lava and breccia, local sandstone, shale, conglomerate and some coal.

Exploration History

Two localized discoveries of mineralization on the south end of the claim, designated as the White Elephant and Zion zones, underwent trenching in the 1930’s.  Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. As well, a small mill was built on the site White Elephant zone and a few shipments of ore concentrates were sent to a smelter.

Geological Report

Mr. James W. McLeod prepared a geology report on the Cartan mineral claim in December 2005. Mr. McLeod is a professional geologist who graduated from the University of British Columbia with a bachelor’s degree in Science, major in geology in 1969.  Since his graduation, Mr. McLeod has been continuously self-employed as a consulting geologist.

Mr. McLeod’s report stated that the mineralization encountered in the general area of the Cartan claim was possibly indicative of a larger mineral system.

He recommended an initial phase of exploration on the Cartan mineral property consisting of prospecting, mapping and sampling, as well as grid installation and VLF-EM surveys. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.  Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.  Sampling consists of our consulting geologist and his assistant gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold.  All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Grid emplacement involves dividing a portion of the property being explored into small sections. VLF-EM surveys (or very low frequency – electromagnetic surveys) consist of two separate surveys:  very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity.  The mineralization we seek is an above average conductor of electricity and will affect VLF readings.  Electro magnetic surveys involve measuring the strength of the earth’s magnetic field.  Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

Phase One Exploration

We retained Omega Exploration Services Inc. of Delta, British Columbia to conduct initial exploration on the Cartan property to determine whether there was any evidence of potentially economic mineralization.  The work consisted of reconnaissance prospecting, as well as soil, silt and rock exposure sampling.  The program included four silt samples, two rock samples and 14 soil samples.

The results of the program were summarized in a geological progress report prepared by Mr. McLeod.  Of the 20 samples, all returned normal background values when measured against the local regional values that Mr. McLeod found in the original geology report.  He concluded that the results of the exploration were disappointing.  Based on the results obtained from the exploration program, Mr. McLeod does not specify undertaking the phase two program, but leaves this decision to our management.

Based on the results of this phase one exploration work, we have decided to maintain the Cartan property in good standing for the time being, but will not pursue additional exploration unless our financial circumstances change.  We will seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

We are currently negotiating the possible acquisition of assets from Shiner Group, a leading anti-counterfeit and coated film manufacturer in China.  Although negotiations with this group are in the advanced stages, there is no guarantee that the will complete an acquisition of its assets, or of any other significant assets.

Compliance with Government Regulation

If we pursue any further mineral exploration on the Cartan property, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically. We will not have to obtain any approvals or permits in order to complete the recommended phase one exploration program on the Cartan mineral claim, or to proceed with phase two.  However, to engage in advanced exploration phases, such as drilling, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  Reclamation and environmental mediation essentially means that we have to take steps to put the property surface back in the same state as we initially found it.  These steps usually include earth movement to fill any holes we create during exploration and tree planting.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•

Water discharge will have to meet water standards;

•

Dust generation will have to be minimal or otherwise re-mediated;

•

Dumping of material on the surface will have to be re-contoured and re-vegetated;

•

An assessment of all material to be left on the surface will need to be environmentally benign;

•

Ground water will have to be monitored for any potential contaminants;

•

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•

There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete significant exploration of the Cartan mineral claim or to acquire other business assets, and therefore we will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.

We will require additional financing to cover any future exploration and development and to sustain our business operations.  We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and investor acceptance of our property, investor acceptance of potential new assets and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital and director loans. We do not have any arrangements in this regard.  Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Cartan mineral claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Cartan mineral claim and to date, such exploration has not been successful at delineating potential economic mineralization. Accordingly, we have no way to evaluate the likelihood that our business will be successful.

We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.

Prior to completion of any further exploration or the acquisition of any other assets, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Cartan mineral claim and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky.  The likelihood of our mineral claim containing economic mineralization or reserves is extremely remote.  Exploration for minerals is a speculative venture necessarily involving substantial risk.   In all probability, the Cartan mineral claim does not contain any reserves and funds that we spend on exploration will be lost.  As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent auditors’ report to our audited financial statements for the year ended March 31, 2007 indicates that since we have incurred losses since our inception and we are dependant upon adequate financing to fulfill our exploration activities, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon our ability to generate profitable operations and obtain the necessary financing to meet our obligations and repay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

OUR BUSINESS WILL BE MORE PRONE TO FAILURE DUE TO THE FACT THAT WE ONLY HAVE ONE INDIVIDUAL SERVING IN THE CAPACITY AS PRESIDENT, C.E.O., SECRETARY, TREASURER AND OUR SOLE DIRECTOR.

Zubeda Mohamed-Lakhani acts as our president, chief executive officer, secretary, treasurer and our sole director.  Many companies typically have separate individuals serve in each of these capacities.  Because we only have one director and officer, we will not have the same level of accounting and managerial controls and balances that most corporations with multiple directors and officers have.  As well, the success of our business will depend on the abilities of only one person, instead of the consensus of various individuals with different perspectives and areas of expertise.  For these reasons, our business may be more susceptible to failure.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director, Zubeda Mohamed-Lakhani does not have any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  We have not yet retained the services of a geologist to consult management.  Ms. Mohamed-Lakhani’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins, environmental liability, which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE CARTAN MINERAL CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Cartan mineral claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production.  We may not be able to obtain such financing.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Zubeda Mohamed-Lakhani, spends approximately 25% of her business time providing her services to us.  While Ms. Mohamed-Lakhani presently possesses adequate time to attend to our interests, it is possible that the demands on her from other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission and to provide other quotation information about the company to the investor.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and beneficial interest in one mineral claim comprising the Cartan mineral claim.  This claim is held in trust for us by our president.

In addition, we lease office space at 999 Canada Place, Suite 404, Vancouver, British Columbia from a private arm’s length company, Insignia Office Centers (Vancouver) Inc., for $100 per month.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “CANH”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on

February 23, 2007.

We have 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We do not intend to conduct any further exploration on the Cartan property unless we are able to raise adequate financing for the project. We may consider bringing in a joint venture partner to provide funding for additional exploration on the property. However, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cartan property.

Management intends to review other potential assets for acquisition.

We anticipate spending the following over the next 12 months on administrative fees:

$4,000 on legal fees
$8,000 on accounting and audit fees
$1,500 on EDGAR filing fees
$1,000 on Transfer Agent fees
$5,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $19,500.

Results Of Operations For The Fiscal Year Ended March 31, 2007

We did not earn any revenues during the fiscal year ended March 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Cartan mineral claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $41,731 for the fiscal year ended March 31, 2007, which consisted of professional fees of $31,297, office and general costs of $10,293 and impairment of mineral property costs of $141.

Our net loss for the fiscal year ended March 31, 2007 increased substantially from fiscal 2006 (2007: $41,731; 2006: $9,384) due to professional fees and office and general expenses that we incurred in the most recently completed fiscal year in connection with our filing of a registration statement with the Securities & Exchange Commission and our application to have our shares quoted on the OTC Bulletin Board.

At March 31, 2007, we had total assets of $5,163, consisting of cash of $4,990 and prepaid expenses of $173.  At the same date, our liabilities totaled $17,943 and consisted of accounts payable of $2,152, accrued liabilities of $15,000 and $791 due to our director.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

Cartan Holdings Inc.

(An Exploration Stage Company)

March 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cartan Holdings Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Cartan Holdings Inc. (An Exploration Stage Company) as of March 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from November 12, 2003 (Date of Inception) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cartan Holdings Inc. (An Exploration Stage Company) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from November 12, 2003 (Date of Inception) to March 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 18, 2007

Cartan Holdings Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2007 $	March 31, 2006 $

ASSETS
Current Assets
Cash	4,990	22,877
Prepaid expenses	173	1,168
Total Assets	5,163	24,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,152	–
Accrued liabilities (Note 8)	15,000	500
Due to related party (Note 3(a))	791	594
Total Liabilities	17,943	1,094

Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Equity (Deficit)
Common Stock, 75,000,000 shares authorized, $0.001 par value 9,400,000 shares issued and outstanding	9,400	9,400
Additional Paid-in Capital	18,000	18,000
Donated Capital (Note 3)	11,300	5,300
Deficit Accumulated During the Exploration Stage	(51,480)	(9,749)
Total Stockholders’ Equity (Deficit)	(12,780)	22,951
Total Liabilities and Stockholders’ Equity (Deficit)	5,163	24,045

(The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Accumulated
	From
	November 12, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses
Impairment of mineral property costs (Note 4)	3,641	141	3,500
Office and general (Note 3)	16,042	10,293	5,384
Professional fees	31,797	31,297	500
Total Expenses	51,480	41,731	9,384
Net Loss	(51,480)	(41,731)	(9,384)

Net Loss Per Share - Basic and Diluted		–	–

Weighted Average Shares Outstanding		9,400,000	2,792,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated From November 12, 2003 (Date of Inception) To March 31, 2007 $	For the Year Ended March 31, 2007 $	For the Year Ended March 31, 2006 $

Operating Activities
Net loss	(51,480)	(41,731)	(9,384)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	11,300	6,000	5,300
Impairment of mineral property costs	3,641	141	3,500
Changes in operating assets and liabilities
Prepaid expenses	(173)	995	(1,168)
Accounts payable	2,152	2,152	–
Accrued liabilities		14,500	500
Due to related party	791	197	229
Net Cash Used in Operating Activities	(18,769)	(17,746)	(1,023)
Investing Activities
Mineral property costs	(3,641)	(141)	(3,500)
Net Cash Used in Investing Activities	(3,641)	(141)	(3,500)
Financing Activities
Proceeds from the issuance of common stock	27,400	–	27,400
Net Cash Provided by Financing Activities	27,400	–	27,400
Increase (Decrease) in Cash	4,990	(17,887)	22,877
Cash - Beginning of Period	–	22,877	–
Cash - End of Period	4,990	4,990	22,877

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

Period from November 12, 2003 (Date of Inception) to March 31, 2007

(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - November 12, 2003 (Date of Inception)	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(365)	(365)
Balance March 31, 2004	–	–	–	–	(365)	(365)
Net loss for the year	–	–	–	–	–	–
Balance March 31, 2005	–	–	–	–	(365)	(365)
December 3, 2005 - Issued for cash at $0.001 per share	7,400,000	7,400	–	–	–	7,400
January 17, 2006 - Issued for cash at $0.01 per share	2,000,000	2,000	18,000	–	–	20,000
Donated services and rent	–	–	–	5,300	–	5,300
Net loss for the year	–	–	–	–	(9,384)	(9,384)
Balance - March 31, 2006	9,400,000	9,400	18,000	5,300	(9,749)	22,951
Donated services	–	–	–	6,000	–	6,000
Net loss for the year	–	–	–	–	(41,731)	(41,731)
Balance - March 31, 2007	9,400,000	9,400	18,000	11,300	(51,480)	(12,780)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Cartan Holdings Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in U.S. dollars)

1.  Nature of Operations and Continuance of Business

Cartan Holdings Inc. (the “Company”) was incorporated in the State of Nevada on November 12, 2003, and was inactive until July 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2007, the Company has a working capital deficiency of $12,780 and has accumulated losses of $51,480 since inception. If the Company is unable to raise the necessary financing, then its business plan will fail and it will be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

b)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenes and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cartan Holdings Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies

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

d)  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e.)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)  Mineral Property Costs

The Company has been in the exploration stage since its inception on November 12, 2003, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Cartan Holdings Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

g)  Long-lived Assets (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)  Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amount due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

i)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2007 did not have a material effect on the Company's financial statements.

Cartan Holdings Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

k)  Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial condition and results of operations.

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

March 31, 2007

(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

k)  Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.  Related Party Transactions

Effective on the commencement of operations in July 2005, the Company began recognizing donated services of $500 per month provided by the President of the Company.  During the year ended March 31, 2007, the Company recognized $6,000 (2006 - $4,500). As at March 31, 2007, the Company owes the President of the Company $791 (2006 - $594) for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

Effective August 1, 2005, the Company began recognizing donated rent of $100 per month for office premises provided by the President of the Company. During the year ended March 31, 2006, the Company recognized $800 as donated capital. On March 1, 2006, the Company entered into a lease agreement for office premises and ceased recording donated rent.

4.  Mineral Properties

On December 12, 2005, the Company acquired a 100% interest in a Mineral Claim located Westwold, British Columbia, Canada, in consideration for $3,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. During fiscal 2006, the Company recognized an impairment loss of $3,500, as it has not yet been determined whether there are proven or probable reserves on the property.

On December 15, 2006, the Company staked a mineral claim located in British Columbia, Canada for a cost of $141. The claims are registered in the name of the President of the Company, who also paid the staking costs on behalf of the Company. The cost of the mineral property was initially capitalized. During fiscal 2007, the Company recognized an impairment loss of $141, as it has not yet been determined whether there are proven or probable reserves on the property.

5.  Commitment

On March 1, 2006, the Company entered into an operating lease for office premises. The lease calls for monthly payments of $86 (Cdn$100) commencing March 1, 2006 and ending June 30, 2007.

Cartan Holdings Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2007

(Expressed in U.S. dollars)

6.  Common Stock

On January 17, 2006, the Company issued 2,000,000 shares of common stock at a price of $0.01 per share for proceeds of $20,000.

On December 3, 2005, the Company issued 7,400,000 shares of common stock at a price of $0.001 per share for proceeds of $7,400.

7.  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of approximately $40,180 which commence expiring in 2024. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense is:

	2007 $	2006 $
Income tax benefit computed at statutory rates	14,606	3,284
Permanent differences	(2,100)	(1,855)
Valuation Allowance	(12,506)	(1,429)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2007 $	2006 $
Deferred income tax asset
Net Operating losses carried forward	14,063	1,557
Valuation allowance	(14,063)	(1,557)
Net deferred income tax asset	–	–

8.  Accrued Liabilities

As at March 31, 2007, accrued liabilities consists of $15,000 (2006 - $500) consist of professional fees incurred by the Company

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and her age as of the date of this annual report is as follows:

Name of Director	Age
Zubeda Mohamed-Lakhani	64

Executive Officer:

Name of Officer	Age	Office
Zubeda Mohamed-Lakhani	64	President, CEO, Secretary, Treasurer, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ms. Zubeda Mohamed-Lakhani has acted as our president, chief executive officer, secretary, treasurer and a director since December 15, 2005.  Since 2004, she has also acted as the principal of Fido ‘n’ Felix, a Vancouver, British Columbia based proprietorship involved in manufacturing and distributing pet accessories.  From 1990 to present, Ms. Mohamed-Lakhani has also acted as president and executive director of Euro-Trade Ltd., a Kenyan corporation that establishes infrastructure such as housing, telecommunications, and road paving projects with the government of Kenya.

Ms. Mohamed-Lakhani does not have any professional training or technical credentials in the exploration, development and operation of mines.

Ms. Mohamed-Lakhani intends to devote approximately 25% of her business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Zubeda Mohamed-Lakhani	0	0	0
(President CEO and director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended March 31, 2007 and March 31, 2006

Annual Compensation

								Nonqualified
							Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	on Earnings	Compensation	Total
Zubeda Mohamed- Lakhani (President)	2007	$0	$0	None	None	None	None	None	$0
	2006	$0	$0	None	None	None	None	None	$0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Ms. Mohamed-Lakhani. We do not pay her any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common Stock	Zubeda Mohamed-Lakhani	5,000,000	53.19%
	President, Chief Executive Officer, Secretary, Treasurer and Director
	6260 Field Place Burnaby, BC V5E 3W1

Common Stock	All officers and directors	5,000,000	53.19%
	as a group that consists of one person

The percent of class is based on 9,400,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective on the commencement of operations in July 2005, we began recognizing donated services of $500 per month that our president, Zubeda Mohamed-Lakhani, provided to us.  During the year ended March 31, 2007, the Company recognized $6,000 in donated services.

As at March 31, 2007, we owe Ms. Mohamed-Lakhani $791 for expenses she paid on our behalf. The amount due is non-interest bearing, unsecured and due on demand.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

   *  Any of our directors or officers;

   *  Any person proposed as a nominee for election as a director;

   *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

   *  Our promoter, Zubeda Mohamed-Lakhani

   *  Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
5.1	Legal Opinion**
5.2	Bill of Sale Respecting Cartan Mineral Claim**
5.3	Trust Agreement Respecting Cartan Mineral Claim**
23.2	Consent of Lawyer**
23.3	Geologist Consent**
99.2	Geology Report**

* filed as an exhibit to our registration statement on SB-2 dated July

  26, 2006

** filed as an exhibit to our registration statement on SB-2 dated November 2, 2006

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	March 31, 2007	March 31, 2006

Audit fees	$9,500	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cartan Holdings Inc.

By

/s/ Zubeda Mohamed-Lakhani

Zubeda Mohamed-Lakhani

President, CEO & Director

Date: June 26, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Zubeda Mohamed-Lakhani

Zubeda Mohamed-Lakhani

Secretary, Treasurer, Director and CFO

Date: June 26, 2007