Form 10QSB
period 2007-06-30
Shiner International, Inc.
filed 2007-08-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

Commission File Number 000-52743

Shiner International, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0507398
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19/F Didu Building, Pearl River Plaza
No. 2 North Longkun Road
Haikou, Hainan Province, China	570125
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:  86-898-68581104

Cartan Holdings, Inc.
 999 Canada Place, Suite 404, Vancouver, British Columbia, Canada V6C 3E3
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,150,000 shares of common stock with a par value of $0.001 par value per share as of August 10, 2007.

SHINER INTERNATIONAL, INC.

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Balance Sheets at June 30, 2007 (unaudited) and March 31, 2007	1

Statements of Operations for the Three Months Ended June 30, 2007 and June 30, 2006 (unaudited) and Accumulated from November 12, 2003 (Date of Inception) to June 30, 2007 (unaudited)	2

Statements of Cash Flows for the Three Months Ended June 30, 2007 and June 30, 2006 (unaudited)	3

Notes to unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis	9

Item 3A(T). Controls and Procedures	11

Part II. Other Information

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	13

Signatures	14

i

PART I. Financial Information

Item 1. Financial Statements
Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

	June 30, 2007 $	March 31, 2007 $
	(unaudited)

ASSETS

Current Assets

Cash	6,614	4,990
Prepaid expenses	3,146	173

Total Assets	9,760	5,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	880	2,152
Accrued liabilities (Note 6)	21,360	15,000
Due to related party (Note 3)	8,353	791

Total Liabilities	30,593	17,943

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ Deficit

Common Stock, 75,000,000 shares authorized, $0.001 par value 9,400,000 shares issued and outstanding	9,400	9,400

Additional Paid-in Capital	18,000	18,000

Donated Capital (Note 3)	12,800	11,300

Deficit Accumulated During the Exploration Stage	(61,033)	(51,480)

Total Stockholders’ Deficit	(20,833)	(12,780)

Total Liabilities and Stockholders’ Deficit	9,760	5,163

(The Accompanying Notes are an Integral Part of These Financial Statements)

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from November 12, 2003 (Date of Inception) To June 30, 2007 $	For the Three months Ended June 30, 2007 $	For the Three months Ended June 30, 2006 $

Revenue	-	-	-

Expenses

Impairment of mineral property costs	3,641	-	-
Office and general (Note 3)	18,085	2,043	1,083
Professional fees	39,307	7,510	5,000

Total Expenses	61,033	9,553	6,083

Net Loss	(61,033)	(9,553)	(6,083)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		9,400,000	9,400,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended June 30, 2007 $	For the Three Months Ended June 30, 2006 $

Operating Activities

Net loss	(9,553)	(6,083)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	1,500	1,500

Changes in operating assets and liabilities:
Prepaid expenses	(2,973)	989
Accounts payable and accrued liabilities	5,088	-
Due to related party	39	40

Net Cash Used in Operating Activities	(5,899)	(3,554)

Financing Activities

Advances from related party	7,523	-

Net Cash Provided by Financing Activities	7,523	-

Increase (Decrease) in Cash	1,624	(3,554)

Cash - Beginning of Period	4,990	22,877

Cash - End of Period	6,614	19,323

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Shiner International, Inc. (formerly Cartan Holdings Inc.) (the “Company”) was incorporated in the State of Nevada on November 12, 2003, and was inactive until July 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2007, the Company has accumulated losses of $61,033 since inception. If the Company is unable to raise the necessary financing, then its business plan will fail and it will be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to the period end, the Company entered into a Share Exchange Agreement and Plan of Reorganization. Refer to Note 7.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(expressed in U.S. dollars)
(unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on November 12, 2003, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The fair values of cash, accounts payable, accrued liabilities and amount due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Income Taxes

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. (“FIN 48”) FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

I)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on June 26, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007, and the consolidated results of its operations and cash flows for the three months ended June 30, 2007 and 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.	Related Party Transactions

Effective on the commencement of operations in July 2005, the Company began recognizing donated services of $500 per month provided by the President of the Company. During the three month period ended June 30, 2007, the Company recorded $1,500 of donated services (2006 - $1,500). As at June 30, 2007, the Company owes the President of the Company $8,353 (March 31, 2007 - $791) for advances provided to the Company and expenses paid on behalf of the Company. These amounts due are non-interest bearing, unsecured and due on demand.

Shiner International, Inc.
(formerly Cartan Holdings Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(expressed in U.S. dollars)
(unaudited)

4.	Mineral Properties

a)
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

On March 1, 2006, the Company entered into an operating lease for office premises. The lease calls for monthly payments of $86 (Cdn$100) commencing March 1, 2006.

6.	Accrued Liabilities

As of June 30, 2007, accrued liabilities consists of $21,360 (2006 - $15,000) for professional fees incurred by the Company.

7.	Subsequent Event

On July 23, 2007, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with Sino Palace Holdings Limited (“Sino Palace”), a corporation formed under the laws of the British Virgin Islands. Pursuant to the Agreement, the Company acquired from Sino Palace all of the issued and outstanding capital stock of each of Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) as well as all of the issued and outstanding capital stock of their subsidiaries, Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) in exchange for the issuance of an aggregate of 16,500,000 shares of common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”

Concurrently with the closing of the transactions contemplated by the Agreement, and as a condition thereof, on July 23, 2007, the Company entered into an agreement with its sole director and officer (the “CEO”), pursuant to which the CEO returned 4,750,000 shares of common stock for cancellation. The CEO was not compensated in any way for the cancellation of the common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 21,150,000 shares of common stock issued and outstanding. Following the closing date of these transactions, the shareholders of Sino Palace control approximately 78% of the outstanding common stock and the Company’s operations now consist primarily of the operations of the Shiner Group.

The Shiner Group is primarily in the business of manufacturing and selling a variety of packaging films which are used by food and consumer products manufacturers to preserve texture, flavor, hygiene, convenience and to protect their product. Approximately sixty percent of customers are located in China, with the remainder located in Southeast Asia, Europe, Middle East, and North America. The Shiner Group is also involved in the color printing business provided to customers located in China who are looking for a one-stop service to fulfill their printing and packaging needs in a single vendor. A more complete description of the Shiner Group is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on July 27, 2007.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Current Report on Form 8-K filed on July 27, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Prior to the share exchange transaction described in Part II, Item 5 of this Report, we were a start-up exploration stage company involved in the search for mineral deposits. We own a 100% undivided right, title and interest in and to the mineral property known as the Cartan mineral claim. Our interest in the property consists of the right to explore for and remove minerals from the property. There is no assurance that a commercially viable mineral deposit exists on the property. Prior to the share exchange transaction, we had not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. The cash we raise may allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

To meet our need for cash we raised money in a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer, or others.

Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration on the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 29, 2006. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we do not know what we will do and we do not have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Prior to consummating the share exchange transaction, we anticipated spending approximately $18,500 in administrative fees over the next nine months.

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

Based on the results of this phase one exploration work, we have decided to maintain the Cartan property in good standing for the time being, but will not pursue additional exploration unless our financial circumstances change. We intended to seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

As a result of the share exchange transaction with the Shiner Group, we no longer intend to pursue exploration activities.

Plan of Operation

Prior to consummating the share exchange transaction with the Shiner Group, our plan of operations for the nine months following the date of this report was to contemplate the recommended phase two exploration program on the Cartan mineral claim. We anticipated that the cost of this program will be approximately $30,276. This will consist of the following costs estimated by James W. McLeod:

Prospecting, mapping and sampling by a geologist and an assistant:	$6,550

Grid installation and VLF-EM surveys:	$6,750

Camp and board:	$3,680

Transportation and accommodation:	$2,200

Sample analysis:	$2,000

Equipment and supplies:	$3,150

Report and maps:	$900

Contingency at 20%:	$5,046

Total:	$30,276

While we had sufficient funds on hand to cover the costs of phase one exploration costs, we will require additional funding in order to complete any additional exploration programs and to cover all of our anticipated administrative expenses for the next nine months.

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

Results of Operations for the Period Ended June 30, 2007

We did not earn any revenues during the three month period ended June 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Cartan claim, which is doubtful.

We incurred operating expenses in the amount of $9,553 for the three month period ended June 30, 2007. These operating expenses were comprised of professional fees of $7,510 and office and general costs of $2,043.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At June 30, 2007, we had total assets of $9,760, consisting of $6,614 in cash and $3,146 in prepaid expenses. At the same date, our liabilities totalled $30,593 and consisted of accounts payable of $880, accrued liabilities of $21,360, and $8,353 due to our director.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Zubeda Mohamed-Lakhani, our former Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Ms. Mohamed-Lakhani concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sale of Equity Securities

Pursuant to the Share Exchange Agreement, we issued an aggregate of 16,500,000 shares of common stock to eight non-U.S. persons (as contemplated by Rule 902 under the Securities Act of 1933). These issuances were exempt from registration requirements under Regulation S under the Securities Act of 1933, as amended. The shares issued pursuant to Regulation S were issued in an “offshore transaction” as defined in, and pursuant to, Rule 902 under the Securities Act of 1933, on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 23, 2007, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the Agreement, the Company acquired from Sino Palace all of the issued and outstanding capital stock of each of Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) as well as all of the issued and outstanding capital stock of their subsidiaries, Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) in exchange for the issuance of an aggregate of 16,500,000 shares of common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”

Concurrently with the closing of the transactions contemplated by the Agreement, and as a condition thereof, on July 23, 2007, the Company entered into an agreement with its sole director and chief executive officer (the “CEO”), pursuant to which the CEO returned 4,750,000 shares of common stock for cancellation. The CEO was not compensated in any way for the cancellation of the common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 21,150,000 shares of common stock issued and outstanding. Following the closing date of these transactions, the shareholders of Sino Palace control approximately 78% of the outstanding common stock and the Company’s operations now consist primarily of the operations of the Shiner Group.

The Shiner Group is primarily in the business of manufacturing and selling a variety of packaging films which are used by food and consumer products manufacturers to preserve texture, flavor, hygiene, convenience and to protect their product. Approximately sixty percent of customers are located in China, with the remainder located in Southeast Asia, Europe, Middle East, and North America. The Shiner Group is also involved in the color printing business provided to customers located in China who are looking for a one-stop service to fulfill their printing and packaging needs in a single vendor. A more complete description of the Shiner Group is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on July 27, 2007.

Item 6. Exhibits

2.1
Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007, is incorporated herein by reference to Exhibit 2.1 to the  Corporation’s Form 8-K dated July 23, 2007.

2.2
Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007, is incorporated herein by reference to Exhibit 2.2 to the  Corporation’s Form 8-K dated July 23, 2007.

3.1	Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to the Corporation’s Form 8-K dated July 23, 2007.

3.2	Amended and Restated Articles of Incorporation, is incorporated herein by reference to Exhibit 3.3 to the Corporation’s Form 8-K dated July 23, 2007.

4.1	Specimen Stock Certificate, is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated July 23, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiner International, Inc. (Registrant)

August 14, 2007	/s/ Fu Jian
Date	Fu Jian
Chief Executive Officer

August 14, 2007	/s/ Xuezhu Xu
Date	Xuezhu Xu
Chief Financial Officer