Form 10QSB
period 2007-09-30
Shiner International, Inc.
filed 2007-11-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52743
(Commission file number)

SHINER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0507398
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

19/F, Didu Building, Pearl River Plaza,
No. 2 North Longkun Road
Haikou, Hainan Province
China 570125
(Address of principal executive offices)

86-898-68581104
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007 – 24,650,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SHINER INTERNATIONAL, INC.

SHINER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

Item 1. Financial Statements

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$929,884
Accounts receivable, net of allowance for doubtful accounts $67,888	7,641,693
Advances to suppliers	1,145,778
Other receivable	388,629
Note Receivable	80,077
Inventory	6,697,746
Prepaid expense and other current assets	50,679

Total current assets	16,934,486

Property and Equipment, net	5,483,363
Deposit	6,808
Intangible assets	332,190

TOTAL ASSETS	$22,756,847

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,024,231
Other payables	2,807,401
Unearned revenue	1,210,895
Accrued payroll	77,272
Short term loans	800,766
Dividend Payable	730,692
Tax payable	298,638

Total current liabilities	10,949,895

Commitments and contingencies	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 21,150,000 shares issued and outstanding	21,150
Additional paid-in capital	1,453,754
Other comprehensive income	873,215
Statutory reserve	2,176,687
Retained earnings	7,282,146
Total stockholders' equity	11,806,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,756,847

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
COMBINED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months September 30,		Nine Months September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$12,331,074	$8,997,119	$27,630,207	$24,146,061

Cost of Revenue	10,559,937	7,209,785	22,996,228	19,171,705

Gross profit	1,771,137	1,787,334	4,633,979	4,974,356

Operating expenses
Selling expenses	310,505	344,641	835,176	1,153,065
General and administrative expenses	312,934	304,681	1,190,893	812,467
Total operating expenses	623,439	649,322	2,026,069	1,965,532

Income from operations	1,147,698	1,138,012	2,607,910	3,008,824

Non-operating income (expense):
Other income, net	236,310	41,720	496,692	123,918
Interest income	4,671	1,598	12,961	4,175
Interest expense	(22,458)	(10,258)	(62,013)	(37,160)
Exchange loss	(37,702)	(8,021)	(134,287)	(9,332)

Total non-operating income (expense)	180,821	25,039	313,353	81,601

Income before income tax	1,328,519	1,163,051	2,921,263	3,090,425

Income tax	98,347	54,878	245,979	157,058

Net income	1,230,172	1,108,173	2,675,284	2,933,367

Other comprehensive income
Foreign currency translation gain	272,402	112,956	441,905	188,527

Comprehensive Income	$1,502,574	$1,221,129	$3,117,189	$3,121,894

Weighted average shares outstanding :
Basic	19,987,500	16,500,000	17,675,275	16,500,000
Diluted	19,987,500	16,500,000	17,675,275	16,500,000

Earnings per share:
Basic	$0.06	$0.07	$0.15	$0.18
Diluted	$0.06	$0.07	$0.15	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,675,284	$2,933,367
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	490,344	367,073
Amortization	4,645	4,442
(Increase) / decrease in assets:
Accounts receivable	(436,192)	(256,457)
Other receivable	68,553	209,218
Inventory	(1,959,974)	(631,626)
Advances to suppliers	215,631	(730,159)
Other assets	18,275	(54,525)
Increase / (decrease) in current liabilities:
Accounts payable	616,955	1,350,762
Unearned revenue	744,938	(51,053)
Other payables	2,556,195	(703,576)
Accrued payroll	23,522	(43,076)
Tax and welfare payable	156,140	69,608

Net cash provided by operating activities	5,174,316	2,463,998

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable	18,186	393,283
Acquisition of property and equipment	(223,526)	(684,610)
Cash acquired with acquisition of Cartan Holdings, Inc.	3,610	-
Short-term Investment	-	(12,490)

Net cash used in investing activities	(201,730)	(303,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form short -term loan	-	374,700
Repayment of related parties advances	(3,604,422)	(2,951,189)
Dividend paid	(1,618,945)	-
Capital contribution	204,446	-

Net cash used in financing activities	(5,018,921)	(2,576,489)

Effect of exchange rate changes on cash and cash equivalents	37,951	33,429

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(8,384)	(382,879)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	938,268	1,081,616

CASH & CASH EQUIVALENTS, ENDING BALANCE	$929,884	$698,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Loan interest paid	$42,786	$16,657
Notes discount interest paid	$18,804	$19,963
Income taxes paid	$190,656	$108,661

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc. (the “Company”) pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed on July 27, 2007. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

Shiner International, Inc. formerly known as Cartan Holdings, Inc. (hereinafter referred to as the “Company” or “Shiner”) was incorporated in the State of Nevada on November 12, 2003.

On July 23, 2007, the Company entered into a share exchange agreement and plan of reorganization with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the agreement, the Company acquired from Sino Palace all of the issued and outstanding capital stock of each of Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) as well as all of the issued and outstanding capital stock of their subsidiaries, Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) in exchange for the issuance of an aggregate of 16,500,000 shares of the Company’s common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Zubeda Mohamed-Lakhani, the Company’s sole director and chief executive officer, pursuant to which she returned 4,750,000 shares of the Company’s common stock for cancellation. Ms. Mohamed-Lakhani was not compensated in any way for the cancellation of her shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 21,150,000 shares of common stock issued and outstanding.

The exchange of shares with the Shiner Group was accounted for as a reverse acquisition under the purchase method of accounting since the Shiner Group obtained control of the Company. On July 24, 2007, Cartan Holdings, Inc. changed its name to Shiner International, Inc. Accordingly, the merger of the Shiner Group into the Company were recorded as a recapitalization of the Shiner Group, the Shiner Group being treated as the continuing entities. The Shiner Group had common shareholders and common management. The historical financial statements presented are the combined financial statements of the Shiner Group. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $34,867.

As a result of the reverse merger transactions described above the historical financial statements presented are those of the Shiner Group, the operating entities.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

The Company is engaged in research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of September 30, 2007, the accounts of the Company were maintained, and their financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $67,888 at September 30, 2007.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Advances to Suppliers

The Company advances funds to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with the market value and allowance is made for writing down its inventories to market value, if lower.

Notes Receivable

Notes receivable consist of several notes that are due from third parties that accrue no interest. The notes are generally due within six months from the date of issuance.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

At September 30, 2007, the following are the details of the property and equipment:

Operating equipment	$68,681
Vehicles	316,930
Office equipment	1,284,654
Buildings and improvements	7,484,383
Less accumulated depreciation	(2,001,020)
$5,483,363

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use land. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about fair value of financial instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2007 and 2006 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. No options have been granted.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the nine months ended September 30, 2007 and 2006.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $873,215 at September 30, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $441,905 and $188,527, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Standards No. 131 (SFAS No. 131), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the manner in which a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments (See Note 11).

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which  establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Note 3 - Inventory

The inventory as of September 30, 2007 consisted of the following:

Raw Material	$2,874,004
Work in process	824,010
Finished goods	3,073,461
6,771,475
Less : Obsolescence Reserve	(73,729)
Net Inventory	$6,697,746

Note 4 - Intangible Assets

Intangible assets at September 30, 2007 were as follows:

Rights to use land	$356,058
Less Accumulated amortization	(23,868)
$332,190

Per the People’s Republic of China’s governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Note 5 - Short-term loans

Short-term loans at September 30, 2007 consist of the following:

Short-term bank loan. The term of the loan is from December 15, 2006 to January 15, 2008 with an interest rate of 6.732%. The loan is collateralized by buildings land use rights and machines.	$800,766

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 6 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33% (30% federal and 3% provincial).

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Nine Months
	Ended September 30,
	2007	2006

Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday	(25%)	(28%)
	8%	5%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

Shiny-day - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2005 to December 31, 2006 and 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

Shiner International - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2004 to December 31, 2005 and 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

The estimated tax savings for the nine months ended September 30, 2007 amounted to approximately $747,250.The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.15 to $0.11.

Note 7 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $81,175 and $0 for the nine months ended September 30, 2006 and 2007, respectively.

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 8 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund” (“SCWF”), which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “Statutory surplus reserve” requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company has appropriated $300,748 and $589,995 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2007 and 2006, respectively.

Note 9 - Current Vulnerability Due to Certain Concentrations

One vendor provided 11% of the Company’s raw materials for the nine months ended September 30, 2007. There vendors provided 14%,12% and 10% of the Company’s raw materials for the nine months ended September 30, 2006.

One customer accounted for 33% of the Company’s sales for the nine months ended September 30, 2007. One customer accounted for 38% and of the Company’s sales for the nine months ended September 30, 2006.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 10 - Contingent Liabilities

At September 30, 2007, the Company is contingently liable to banks for discounted and endorsed notes receivable and to vendors for endorsed notes receivable amounting to $4,451,677 (RMB33,355,642).

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 11 - Segment Information

The Company’s business segments are packaging film and color printing. The following tables summarize segment information for the nine months ended September 30, 2007 and September 30, 2006:

The following tables summarize segment information:

	9/30/2007	9/30/2006

Revenues from unrelated entities
Color Printing	$10,116,162	$10,636,393
Packaging	17,514,045	13,509,668
	27,630,207	24,146,061

Intersegment revenues
Color Printing	5,959	2,036,506
Packaging	986,285	-
	992,244	2,036,506

Total Revenues
Color Printing	10,122,121	12,672,899
Packaging	18,500,330	13,509,668
Less Intersegment revenues	(992,244)	(2,036,506)
	27,630,207	24,146,061

Income from operations
Color Printing	505,096	976,227
Packaging	2,078,741	2,032,597
Holding Company	24,073	-
	2,607,910	3,008,824

Interest income
Color Printing	1,117	1,021
Packaging	11,844	3,154
Holding Company	-	-
	12,961	4,175

Interest Expense
Color Printing	3,158	3,829
Packaging	58,855	33,331
Holding Company	-	-
	62,013	37,160

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Income tax expense (benefit)
Color Printing	43,594	-
Packaging	202,385	157,058
Holding Company	-	-
	245,979	157,058

Net Income
Color Printing	537,652	996,323
Packaging	2,113,564	1,937,044
Holding Company	24,068	-
	2,675,284	2,933,367

Provision for depreciation
Color Printing	114,137	106,610
Packaging	376,207	260,463
Holding Company	-	-
	490,344	367,073

Total Assets
Color Printing	6,085,917
Packaging	16,667,755
Holding Company	3,175
	22,756,847

Note 12 - Geographical Sales

Geographical distribution of sales is as follows:

	Nine Months Ended
	September 30,
Geographical Areas	2007	2006

Main Land China	$21,064,720	$19,705,378
Asia (Outside Main Land China)	3,448,411	2,762,190
Africa	437,107	217,320
Australia	911,124	49,382
United States	670,348	819,789
South America	301,535	-
Europe	796,962	592,002
	$27,630,207	$24,146,061

SHINER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Notes 13 - Subsequent Event

On October 22, 2007, the Company completed the closing of a private placement offering of units pursuant to which it sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of the Company’s common stock and a three year warrant to purchase 15% of one share of the Company’s common stock at an exercise price of $6.00 per share. Accordingly, the Company issued an aggregate of 3,500,000 shares of common stock and warrants to purchase 525,000 shares of the Company’s common stock to the 76 accredited investors who participated in this offering. In addition, the Company compensated four finders that assisted it in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed as follows:

Finder	Cash	Warrants

Maxim Group LLC	$178,400	111,500
Four Tong Investments Ltd.	$153,600	96,000
Global Hunter Securities, LLC	$300,880	188,050
Basic Investors, Inc.	$79,200	49,500

The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering. The Company anticipates that the net proceeds of this private placement offering will be used for market development, product research, working capital, the potential acquisition of a BOPP Production Line in Zhuhai, the potential acquisition of an anti-counterfeit technology company and equipment purchases for coated film.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” beginning on page 25 and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report and in conjunction with the audited consolidated financial statements and footnotes included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2007. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

We develop, manufacture and distribute packaging film and color printed packaging through our four operating subsidiaries, Shiner Industrial, Shiny-day, Zhuhai and Modern. Our products include coated film, shrink film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in the People’s Republic of China and each of our subsidiaries was formed under the laws of the People’s Republic of China.

We currently conduct our business through the following four operating subsidiaries in China:

•	Shiner Industrial located in Haikou, Hainan province;
•	Shiny-day also located in Haikou, Hainan Province;
•	Zhuhai located in Zhuhai, Guangdong Province; and
•	Modern located in the Shiziling Feidi Industrial Park of Haikou, Hainan Province.

We operate in several markets within the packaging film segment: Bi-axially Oriented Polypropylene or BOPP based films, coated films, anti-counterfeit films and color printed packaging materials. For the nine months ended September 30, 2007, color printed packaging products made up approximately 40% of our revenues, BOPP tobacco film made up approximately 21.5% of our revenues, coated film accounted for approximately 35% of our revenues and anti-counterfeit film sales equaled approximately 3.5% of our revenues.

Our current production capacity consists of:

•	Three coated film lines with total capacity of 6,000 tons a year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;
•	One BOPP film production line with capacity of 7,000 tons a year;
•	Three color printing lines; and
•	Three anti-counterfeit film lines.

We are targeting growth through three main channels: (i) continuing our efforts to gain international market share in coated film through better pricing strategy and excellent after-sale service; (ii) expanding sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) the development of next generation films, and (iv) acquisition of an anticounterfeit technology company.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Foreign Currency Transactions

As of March 31, 2007, our accounts were maintained and our consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translation of foreign currency transactions and balances are reflected in the income statement.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of the date of this report, we have not granted any options to our employees or consultants.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are analyzing the potential accounting treatment.

 Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in the fourth quarter of 2006 with no impact on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2007 Compared to three months ended September 30, 2006

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	$ Change	% Change
Revenues	$12,331,074	$8,997,119	3,331,074	37.1%
Cost of Goods Sold	10,559,937	7,209,785	3,350,152	46.5%
Gross Profit	1,771,137	1,787,334	(16,197)	(0.9)%
Selling, General and Administrative Expenses	623,439	649,322	(25,883)	(4.0)%
Interest Expense (net)	17,787	8,660	9,127	105.4%
Other Income (Expense)	236,310	41,720	194,590	466.4%
Income Tax Expense	98,347	54,878	43,469	79.2
Net Income	1,230,172	1,108,173	121,999	11.0%

Revenues

The increase in revenues during the three months ended September 30, 2007 compared to the same period last year was due to a 32.5% increase in the sales of coated film, a 23.4% increase in tobacco BOPP sales and a 26.3% increase in the sales of anti-counterfeit film as well as higher sales to Libai, a major household chemicals manufacturer in China. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $41,333 from an increase in average unit price across the entire market compared to the same period last year, and $426,666 from an increase in sales volume. Coated film sales grew by $96,000 due to higher unit prices and $904,000 due to higher sales volumes.

International sales for the three months ended September 30, 2007 totaled $2,330,453 accounting for approximately 18.9% of total revenues in comparison to $1,774,550 or 19.7% for the third quarter of 2006. A 31.3% or $555,903 increase in international sales was primarily due to a 44.9%increase in the coated films sales and 39% increase in the anti-counterfeit film sales.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2007 were 85.6% of revenues as compared to 80.1% of revenues during the three months ended September 30, 2006. Higher costs were due to the increase in the prices of raw materials, such as polypropylene, a raw material that is derived directly from crude oil and subject to the price increases that crude oil has experienced throughout the world.

Gross Profit

Our gross profit during the three months ended September 30, 2007 was $1,771,137, representing a gross margin of 14.4%, a decrease of 5.5% from gross margin of 19.9% that we experienced during the three months ended September 30, 2006. The decrease in gross margin was due to the increase in the costs of raw materials.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 4.0% or $25,883 to $623,439 for the three months ended September 30, 2007 compared to $649,322 for the three months ended September 30, 2006. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended September 30, 2007 decreased by 9.9% to $310,505 in comparison to the same period in 2006 due to continued implementation of better cost controls and management. General and administrative expenses for the three months ended September 30, 2007 increased by $8,253 or 2.7% to $312,934 in comparison to the same period in 2006. The increase in general and administrative expense is due to the legal and audit expenses associated with being a publicly traded United States reporting company that we did not incur during the same period last year, offset by continued implementation of better cost controls and management.

Interest Expense

The increase in interest expense during the three months ended September 30, 2007 was due to a new bank loan in the principal amount of RMB 6,000,000, or approximately $800,766, that we received in December 2006.

Other Income (Expense)

The increase in Other Income was due to sale of leftover materials and unusable film. The prices of these materials have increased because of an increase in the price of oil in the same period.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2007 was equivalent to 7.4% as opposed to 4.7% for the three months ended September 30, 2006. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges albeit at a reduced rate.

Net Income

The increase in our net income for the three months ended September 30, 2007 as compared to the same period for 2006 resulted from higher sales for the period, a 4% reduction in operating expenses and a $194,590 increase in other income.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to Nine Months Ended March 31, 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Revenues	$27,630,207	$24,146,061	3,484,146	14.4%
Cost of Goods Sold	22,996,228	19,171,705	3,824,523	20.0%
Gross Profit	4,633,979	4,974,356	(340,377)	(6.8)%
Selling, General and Administrative Expenses	2,026,069	1,965,532	60,537	3.1%
Interest Expense (net)	49,052	32,985	16,067	48.7%
Other Income (Expense)	496,692	123,918	372,774	300.8%
Income Tax Expense	245,979	157,058	88,921	56.62%
Net Income	2,675,284	2,933,367	(258,083)	(8.8)%

Revenues

The increase in revenues for the nine months ended September 30, 2007 compared to the same period last year was largely due to a 37.8% rise in coated film sales and a 19% increase in tobacco BOPP sales. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $60,000 from an increase in average unit price, and $1,148,000 from an increase in sales volume. Coated film sales grew by $466,666 due to higher unit prices and $2,125,333 due to higher sales volumes. These increases were offset by decreases in color sales printing during the first and second quarter of 2007 due to lower sales to Libai, a major household chemicals manufacturer in China.

Cost of Goods Sold

Cost of goods sold during the nine months ended September 30, 2007 were 83.2% of revenues as compared to 79.4% of revenues during the nine months ended September 30, 2006. Higher costs were due to the increase in the prices of raw materials, such as polypropylene, a raw material that is derived directly from crude oil and is subject to the price increases that crude oil has experienced throughout the world.

Gross Profit

Our gross profit for the nine months ended September 30, 2007 was $4,633,979, representing a gross margin of 16.8%, a decrease of 3.8% from the gross margin of 20.6% for the nine months ended September 30, 2006. The decrease in gross margin is a direct result of the increase in the costs of raw materials.

Selling, General and Administrative Expenses (SG&A)

Our selling, general and administrative expenses increased by 3.1% or $60,537 to $2,026,069 for the nine months ended September 30, 2007 compared to $1,965,532 for the nine months ended September 30, 2006. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the period decreased by 27.6% to $835,176 in comparison to the same period last year due to a 34% decrease in freight costs. During this period, we continued to implement better cost controls and management. During nine months ended September 30, 2007, we more effectively controlled travel and entertainment expenses. The increase in general and administrative expense is mainly due to $133,333 of expenses related to the opening of the new facility in Zhuhai and the raises of key employees’ salaries and social insurance. We anticipate that salary expense will continue to increase as sales increase. Research and development expenses will also increase as we work to bring new products to the market. We intend to control increases in other administrative expenses in order to partially offset these increases.

Interest Expense

The increase in interest expense during the nine months ended September 30, 2007 was the result of a new bank loan in the principal amount of RMB 6,000,000, or approximately $800,766, that we received in December 2006.

Other Income (Expense)

The increase in Other Income was due to proceeds we received from the disposal of some obsolete raw materials and products in 2007.

Income Tax Expense

The effective tax rate for the nine months ended September 30, 2007 was equivalent to 8.4% as opposed to 5.1% for the nine months ended September 30, 2006. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges albeit at a reduced rate.

Net Income

The decrease in net income during the nine months ended September 30, 2007 is attributable to lower revenues from the color printing segment during the first and second quarters of 2007, higher raw material prices, a 13.3% decrease in the operating income, higher exchange loss and an increase in the income tax burden.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Cash Flows

At September 30, 2007, we had $929,884 cash and cash equivalents on hand. Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of September 30, 2007, we had one short-term loan of $800,766, with an interest rate of 6.732%, originally due July 15, 2007 and collateralized by our buildings, land use rights and equipment. The loan was rolled over and is now due on January 15, 2008. As of September 30, 2007, we had working capital of $5,984,591, an increase of $2,697,776 on our working capital at December 31, 2006.

On October 22, 2007, we completed the closing of a private placement offering of units pursuant to which we sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of our common stock at an exercise price of $6.00 per share. Accordingly, we issued an aggregate of 3,500,000 shares of our common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, we compensated four finders that assisted us in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed. The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering. We anticipate that the net proceeds of this private placement offering will be used in the following manner:

•	$3,500,000 for the purchase of the currently leased BOPP production line in Zhuhai,
•	$1,140,000 for the acquisition of the fourth coated film line,
•	$400,000 for coated and anti-counterfeit films R&D, and
•	$400,000 for marketing.

The remaining amount will be used for working capital and acquisition of an anti-counterfeit partner with strong distribution channels. We intend to meet our liquidity requirements for the next twelve months, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and our existing cash and cash equivalents. We anticipate that we have adequate working capital to fund our operations and growth for at least the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to our net income, depreciation of $490,344, a decrease in advances to suppliers of $215,631, an increase in accounts payable of $616,955, an increase in other payables of $2,556,195 and an increase in unearned revenue of $744,938, offset by an increase in accounts receivables of $436,192 and an increase in inventory of $1,959,974.

Net cash used in investing activities during the nine months ended September 30, 2007 was due to the acquisition of property and equipment for $201,730 offset by collections of $18,186 on notes receivable.

Net cash used in financing activities during the nine months ended September 30, 2007 was due to $3,604,422 used in the repayment of related parties’ (stockholder’s) advances and $1,618,945 used in the payment of dividends offset by $223,526 in capital contributions that we received from one of our shareholders.

Assets

As of September 30, 2007, our accounts receivable increased by $436,192 compared with the balance as of December 31, 2006. The increase in accounts receivable at September 30, 2007 was due to increased sales compared to the same period in 2006. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Other receivables fell by $68,553 in the same period. Advances to suppliers decreased by $215,631 while inventory increased by $1,959,974 during nine months ended September 30, 2007. Our inventory increased during this period as we purchased more raw materials than we normally require in anticipation of increases in the price of crude oil in the international market.

Liabilities

Our accounts payable increased by $632,890 in the nine months ended September 30, 2007. Other payables increased by $2,556,195 as a result of short-term borrowings from unrelated companies. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) grew by $744,938 and tax and welfare payable increased by $156,140 over the same period.

The majority of our revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

Risks Related to Our Business

We cannot be certain that our product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our anti-counterfeiting technology may not satisfy the changing needs of our customers.

With any anti-counterfeiting/product authentication technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs. While we have already established successful relationships with Chinese customers with regard to our products, our customers’ ultimate needs may change or vary, thus introducing variables which may affect the ability of our proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

We may not be able to keep pace with rapid technological changes and competition in the anti-counterfeiting product industry.

The anti-counterfeiting/product authentication industry is a relatively new industry and market, especially in China and other parts of Asia, and thus continues to evolve in terms of customer’s/market needs, applications, and technology. While we believe that we have hired or engaged personnel and outside consultants, who have experience, and/or are recognized within the industry to be experts, in the anti-counterfeiting/product authentication industry, including with respect to technology, and while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own research and development, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Further, the industry is highly competitive. Although we believe that we have developed strategic relationships in China to best penetrate the China market, we face competition from other providers, some of which have greater financial and human resources, have had a longer operating history, and have greater name recognition than we do.

We are a major purchaser of many commodities that we use for raw materials in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

With the rapid growth of China’s economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials we need in a cost-effective manner, including chemicals and other items needed for production of our products at the volume of purchase orders that we anticipate receiving.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased raw materials costs for our branded products. Petroleum is the prime ingredient in many plastics that we use to make our products. These include AC, PET and BOPP. We estimate that an increase in the price of crude oil of $10.00 per barrel could cause our gross margin to decline by up to 6% on the sale of these products. Rising oil prices in the international market will continue to increase our operating costs, which would reduce our operating income and net income if we are unable to offset these increased costs with price increases for our products.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in The People’s Republic of China has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

We may not be able to adequately protect our technology and other proprietary rights.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically and abroad. We have patents and patent applications pending in The People’s Republic of China, and have worked and continue to work closely with Chinese patent officials to preserve our intellectual property rights. If we are unable to adequately protect or enforce our intellectual property rights with respect to our products, methods, processes and other technologies, our prospects for revenue growth could be significantly diminished. Additionally if our products, methods, processes and other technologies infringe on the intellectual property rights of other parties, we could incur substantial costs.

In each of our product lines, we have a large amount of sales concentrated in a small number of customers.

In each of our product lines, we have a large number of sales concentrated in a small number of customers. For example, approximately 82% of our anti-counterfeiting film sales in 2006 were to one customer. In 2006, approximately 40% of our coated film sales in China were to one customer and approximately 20% of our overall coated film sales were to ten international customers. In 2006, approximately 12% of our BOPP Tobacco Film Sales were to one customer and approximately 79% of our color printing sales were to one customer. During the nine months ended September 30, 2007, approximately 72% of our anti-counterfeiting film sales were to one customer.  Approximately 30% of our coated film sales in China were  to one customer and approximately 33% of our overall coated film sales were to ten international customers.  Approximately 10% of our BOPP Tobacco Film Sales were to one customer and approximately 93% of our color printing sales were to one customer.  Accordingly, the loss of significant business from any of these customers could have an adverse effect on our net revenues and operating income.

Risks Related to Our Business being Conducted in The People’s Republic of China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

A substantial portion of our business is conducted in The People’s Republic of China. Doing business outside the United States, particularly in The People’s Republic of China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter out business practice in time to avoid the possibility of reduced revenues.

The People’s Republic of China’s economic policies could affect our business.

Substantially all of our assets are located in The People’s Republic of China and a substantial amount of our revenue is derived from our operations in The People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in The People’s Republic of China.

While The People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of The People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of The People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years our government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in The People’s Republic of China are still owned by our government. In addition, our government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over The People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in The People’s Republic of China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in The People’s Republic of China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in The People’s Republic of China is still in an early state of development and insurance companies located in The People’s Republic of China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that the People’s Republic of China's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. For example, Shiny-day was exempt from provincial tax and had a 100% exemption from federal taxes in China from January 1, 2005 to December 31, 2006. It presently enjoys a 50% exemption from federal tax from January 1, 2007 to December 31, 2009. Shiner Industrial currently has a 50% exemption from federal tax from January 1, 2006 to December 31, 2008. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in The People’s Republic of China.

Another obstacle to foreign investment in The People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through The People’s Republic of China’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and The People’s Republic of China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and The People’s Republic of China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and The People’s Republic of China, whether or not directly related to our business, could reduce the price of our common stock.

The government of The People’s Republic of China could change our policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in The People’s Republic of China. Over the past several years, the government of The People’s Republic of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of The People’s Republic of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of The People’s Republic of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in The People’s Republic of China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, The People’s Republic of China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in The People’s Republic of China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

As we import goods into and export goods out of The People’s Republic of China, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in The People’s Republic of China’s Renminbi. The value of the Renminbi fluctuates and is subject to changes in The People’s Republic of China’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of our products in The People’s Republic of China are regulated by The People’s Republic of China and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in The People’s Republic of China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in The People’s Republic of China.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in The People’s Republic of China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in The People’s Republic of China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Risks Related to Our Securities

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•	the depth and liquidity of the market for the shares;

•	quarter-to-quarter variations in our operating results;

•	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•	investors’ evaluations of our future prospects and the food industry generally;

•	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

•	our dividend policy; and

•	general economic and market conditions.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are approximately 49,380,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

●	may significantly reduce the equity interest of investors in this offering; and

●	may adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transaction in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transaction in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and our salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our principal executive officers and directors a large percentage of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

Capital outflow policies in The People’s Republic of China may hamper our ability to declare and pay dividends to our shareholders.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of The People’s Republic of China. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, pursuant to the Share Exchange Agreement, we issued an aggregate of 16,500,000 shares of common stock to eight non-U.S. persons (as contemplated by Rule 902 under the Securities Act of 1933). These issuances were exempt from registration requirements under Regulation S under the Securities Act of 1933, as amended. The shares issued pursuant to Regulation S were issued in an “offshore transaction” as defined in, and pursuant to, Rule 902 under the Securities Act of 1933, on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

2.1
Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007, is incorporated herein by reference to Exhibit 2.1 to the Corporation’s Form 8-K dated July 23, 2007.

2.2
Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007, is incorporated hereby by reference to Exhibit 2.2 to the Corporation’s Form 8-K dated July 23, 2007.

3.1	Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to the Corporation’s Form 8-K dated July 23, 2007.

3.2	Amended and Restated Articles of Incorporation, is incorporated herein by reference to Exhibit 3.3 to the Corporation’s Form 8-K dated July 23, 2007.

4.1	Specimen Stock Certificate, is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated July 23, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiner International, Inc.

November 14, 2007	By:	/s/ Fu Jian
Fu Jian Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)