Form 10-K
period 2007-12-31
Shiner International, Inc.
filed 2008-03-28
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________________.

Commission File No. 001-33960

Shiner International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0507398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road
Haikou, Hainan Province, China 570125

(Address of Principal Executive Offices, including zip code)

011-86-898-68581104

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

On March 24, 2008, 24,650,000 shares of the registrant’s common stock were outstanding.
The aggregate market value of the voting stock held by non-affiliates as of June 29, 2007 was approximately $44,000.

Documents Incorporated by Reference
None

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to Shiner International, Inc., a Nevada corporation, as "Shiner," "our company," "we," "us," and "our."

Item 1.  Business.

General

We were incorporated as Cartan Holdings Inc. on November 12, 2003 in Nevada.  Since July 23, 2007, our principal place of business has been based in the People's Republic of China (the "PRC").  On July 23, 2007, we completed a share exchange transaction with Sino Palace Holdings Ltd., a British Virgin Islands corporation, pursuant to which, we acquired four companies located in the PRC that are engaged in that country's research, manufacture, sale and distribution of technology driven advanced packaging film products.  As the result of this reverse acquisition, we changed our name to Shiner International, Inc. on July 24, 2006.  Our headquarters are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, PRC 570125, Telephone: +86-898-68581104.  Our primary business consists of the research and development, manufacture, marketing, sale and distribution of technology driven advanced packaging film products, including coated films, shrink-wrap films, common films, anti-counterfeit laser holographic films and color printed packaging films.

We develop, manufacture and distribute packaging film and color printed packaging through our four operating subsidiaries, Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”), Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”), Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) and Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”). Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in the

PRC and each of our subsidiaries was formed under the laws of the PRC. We currently conduct our business through the following four operating subsidiaries in the PRC (collectively, the “Shiner Group”):

•	Shiner Industrial, incorporated under the laws of the PRC on May 21, 2003, is headquartered in Haikou, Hainan Province, PRC;
•	Shiny-day, incorporated under the laws of the PRC on March 19, 2004, is headquartered in Haikou, Hainan Province, PRC;
•	Zhuhai, incorporated under the laws of the PRC on December 25, 2006, is headquartered in Zhuhai, Guangdong Province, PRC; and
•	Modern, incorporated under the laws of the PRC on October 27, 2006, intends to locate its operations in the Shiziling Feidi Industrial Park of Haikou, Hainan Province by April 2008.

We operate in several markets within the packaging film segment: Bi-axially Oriented Polypropylene (“BOPP”) based films, coated films, anti-counterfeit films and color printed packaging materials. For the nine months ended September 30, 2007, color printed packaging products made up approximately 36.6% of our revenues, BOPP tobacco film made up approximately 25.7% of our revenues, coated film accounted for approximately 33.5% of our revenues and anti-counterfeit film sales equaled approximately 4.2% of our revenues. As of March 24, 2008, our production capacity consisted of:

•	Three coated film lines with total capacity of 6,000 tons per year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons per year;
•	One BOPP film production line with total capacity of 7,000 tons per year;
•	Three color printing lines; and
•	Three anti-counterfeit film lines with total capacity of 700 tons per year.

Overall, our growth strategy is focused on: (i) continuing our efforts to gain international market share in coated film through better pricing strategy and excellent after-sale service; (ii) expanding sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) developing next generation films; and (iv) acquiring an anti-counterfeit technology company. While we are not focused on growing our BOPP product sales, the BOPP film business provides us with steady cash flow to cover operating costs and allows us to explore other, more sophisticated film technology products. Although we rely on the revenue generated from our BOPP based films and coated film sales, we are also focused on developing and exploiting our anti-counterfeit film technology and other more sophisticated film products. As a result, we expect to generate more significant revenues and greater profit margins from our anti-counterfeit film products over the next year because of the specialized and proprietary nature of these products. We believe that we will attribute our future growth to sales of our anti-counterfeit film products.

History

We were incorporated in Nevada on November 12, 2003 as Cartan Holdings Inc. We were initially formed as an exploration stage company involved in the search for mineral deposits. On July 23, 2007, we completed a share exchange transaction with Sino Palace Holdings Ltd., a British Virgin Islands corporation, pursuant to which we acquired the Shiner Group located in the PRC. On July 24, 2007, we changed our name to “Shiner International, Inc.” This transaction is commonly referred to as a “reverse acquisition” in which all of the outstanding capital stock of the Shiner Group was effectively exchanged for a controlling interest in our company, which was a publicly held “shell” corporation within the meaning of within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the time of the transaction.  After giving effect to the completion of the reverse acquisition, we directly own the equity interests in Shiner Industrial, Shiny-day and Zhuhai, and will continue to conduct our operations through the Shiner Group as our operating subsidiaries.

Prior to our reverse acquisition with Sino Palace, we owned a 100% undivided right, title and interest in and to the mineral property known as the “Cartan mineral claim.” Our interest in the property consisted of the right to explore for and remove minerals from the property.  The Cartan mineral claim expired on December 15, 2007. From and after the closing date of the reverse acquisition, our primary operations consist of the operations of each of the subsidiaries of the Shiner Group.

Business Overview

Shiner Industrial produces four main types of packaging film: common BOPP film for package over-wraps, coated films, shrink-wrap and anti-counterfeit films.

BOPP refers to the manufacture of polypropylene (“PP”) films using an orienting system. BOPP is manufactured by three different processes, with resulting films having different properties. Production can be achieved through the bubble process, the sequential-machine direction orienting trans-direction (“MDTD”) stentering process, or the simultaneous MDTD orienting-stentering process. Shiner Industrial uses the sequential or the double bubble process, in which a polypropylene film is oriented in two directions (machine and transverse directions). BOPP films are widely applicable for printing, lamination and over-wrap packaging. The main benefits of BOPP films are its stiffness, durability, high tensile strength and clear optics. BOPP films range from 15 to 50 microns, and can be single or double coated with co-extruded structures, in transparent, opaque, or metalized varieties. Additionally, BOPP films can be treated with acrylic and Poly-vinylidene Chloride (“PVDC”) coatings for increased sealing and barrier properties. The films use mainly homo-polymer PP and random co-polymer PP.

Anti-counterfeit film is a specialty product derived from BOPP film. Because piracy is a major concern both within the PRC and internationally, many companies are attempting to combat this problem on national and global levels. Many companies currently rely on holographing technology to address piracy and counterfeiting concerns. However, we believe that our technology more effectively protects our customers from piracy and counterfeiting. We have applied proprietary technology in order to develop specialized anti-counterfeiting film products.

Shiny-day fulfills printing needs of multiple manufacturers, primarily consumer goods companies, located in the PRC and serves as a convenient add-on feature for customers looking for one-stop service in fulfilling their packaging and color printing needs. Shiny-day has two color printing lines.

Zhuhai has one BOPP film production line with an annual capacity of 7,000 tons. We formed Zhuhai to meet a substantial amount of our BOPP film raw material needs, including demand for BOPP Tobacco Film.

Modern currently performs sales and marketing for products produced by other Shiner Group entities. Modern does not presently own any operating assets. We formed Modern in 2006 in order to take advantage of special tax treatment in the PRC for technology assets. We have applied for this special tax treatment with the municipal government and intend to implement operations in Haikou City when and if we receive such approval. While there can be no assurance that our application will be approved by the PRC government, we are confident that Modern will receive this approval, which we expect to receive in the second quarter of fiscal 2008.

Industry Overview

Economies with a higher per capita gross domestic product have a greater demand for packaging films. Packaging films are used mainly by food and consumer products manufacturers primarily to preserve texture, flavor, hygiene, convenience and safety of consumer products, such as foods, medicine, tobacco and cosmetics. Packaging films generally consist of clear flexible films based on petrochemical-based polymers (polyolefin). Through the process of forming plastic films in cross-machine directions (biaxial orientation), the underlying tensile strength of the film can be strengthened and the resulting film product forms the basis for most packaging films.

Industrial growth is a key driver of demand for coated and laminated film materials. In the PRC during the past 3 to 5 years, the increasing demand for coated and laminated film has predominantly been driven by:

•	international consumer goods companies relocating operations into mainland China;
•	concerted efforts by the PRC's government to improve safety, hygiene and sanitation in consumer products in order to reduce contamination and spoilage;
•	growth in consumer incomes in the PRC during the past 5 to 10 years have led consumers to demand more convenience (e.g. individual packaged snacks) and attractive packaging without adding weight; and
•	concern over protection from product tampering.

From the manufacturer to the grocer and to the consumer’s home, airtight plastic packaging helps keep foods and other products fresh and free from contamination without adding bulk.

Coated Films, Tobacco and other BOPP Based Films

The packaging film industry in the PRC is concentrated among relatively few domestic companies and scattered smaller producers with limited capacity. Significant initial capital and technological requirements are necessary to produce coated, shrink-wrap and anti-counterfeit films that meet national and international criteria. Stricter industry regulations and increased product specifications by end-users are eliminating many of the industry’s smaller players.

We derive a substantial portion of our annual revenues from the coated and BOPP based films markets. We plan to continue operating in these markets in order to provide us with the capital necessary to broaden our anti-counterfeit film business.

Anti-counterfeit Film

Piracy and counterfeit products have resulted in both significant economic losses to manufacturers and health problems to consumers on a global basis. Consequently, a market for anti-counterfeiting film packaging and other related products has developed. Accordingly, we believe it would be valuable for us to place greater emphasis on growing our current anti-counterfeit film packaging business.

Products

Our products include a variety of packaging films that are used by food and consumer products manufacturers to preserve texture, flavor, hygiene, convenience and to protect their products. The films are used in a variety of industries, such as bakery, beverage, candy/confections, cheese, cosmetics/personal, compact discs, dairy, fruits/vegetables, nuts, pharmaceuticals and tobacco. In addition, we provide printing services for a variety of consumer products.

For most packaging films, BOPP film serves as the base film from which anti-counterfeit, coated, tobacco and other specialty films are designed. There are multiple manufacturers of BOPP film in the PRC qualified to meet international standards. However, packaged goods require different porosity levels for water vapor, gases, as well as fragrance and heat resistance barriers depending on whether the item is edible (such as packaged dates, crackers, sweet cakes, freeze-dried coffee) or a non-food product (such as medicine, tobacco, or dried flowers). Shiner Industrial uses BOPP as the base film from which more sophisticated films, such as anti-counterfeit, coated and tobacco films, are produced.

Anti-counterfeit Film

Anti-counterfeit film is a BOPP film embossed with a high technology, multi-dimensional insignia that creates eye-catching illusions and makes it easier to increase brand identity. It is generally used in the packaging of high-end cigarettes, DVDs and other frequently imitated or pirated products.

Coated Film

Coated film is a functional packaging film in which a thin layer of polyolefin-based film is sealed either on one or both sides of the film with a varying type of chemical substance (coating layer). Depending on which coating layer is used, coated films have greater endurance and tensile strength and can be produced in heat-resistant, shrink-wrapped, pealable or other varieties. Coated films are known for their superior moisture, vapor, flavor and aroma barrier traits, as well as their clarity and superior printability. The base film is generally either BOPP, Bi-oriented polyethylene terephthalate polyester film (“PET”) or nylon (“BOPA”), depending on the needs of the end-user. When BOPP film is used, it can be coated with Acrylic (“AC”), PVDC or Thermoplastic Poly Vinyl Alcohol (“PVOH”). PVDC is a type of recognized packaging material with high barrier properties for water vapor, oxygen, aroma or flavor and other gases such as nitrogen and carbon dioxide. PVOH is used for its excellent oxygen barrier properties. When an AC layer is applied, it works as a protective armor and is well-suited for multiple types of water-based inks or ultra-violet inks to print upon. The use of water-based inks is preferred by most customers because of its cost savings and its environmentally-beneficial advantages as compared to oil-based inks.  To our knowledge, we are the only producer of AC coated film in the PRC.  In terms of its function as an oxygen barrier, BOPP film has an average of 2000 ml oxygen infiltrate for every square meter. PVDC has an average of 10 ml oxygen infiltrate for every square meter. PVOH has an average of 0.7 ml oxygen infiltrate for every square meter. All films can be surface-printed, reverse-printed or used unprinted.

BOPP Tobacco Film

BOPP Tobacco Film is a box over-wrap film designed to meet the industry requirements for packaging appearance, product freshness and clear optics.

Color Printing Services

Color printing services consist of surface printing and reverse printing services used mainly by consumer goods manufacturers and beverage companies.

Manufacturing

For most packaging films, BOPP film serves as the base film from which anti-counterfeit, coated, tobacco and other specialty films are designed. There are multiple manufacturers of BOPP film in the PRC qualified to meet international standards. Shiner Industrial, Shiny-day and Zhuhai use film machines and film lines to manufacture the packaging and specialty films.

As of March 24, 2008, Shiner Industrial had three anti-counterfeit film machines, three coated film lines, one BOPP tobacco film line and one 10-color color printing line. Our coated film lines have the ability to apply single-coated (one-side, either inside or outside) or double-coated (both inside and outside) layers in a variety of plastic materials depending on the end-user’s need, such as PVDC, PVOH or AC.

As of March 24, 2008, Shiny-day had two 8-color printing lines; Zhuhai had one BOPP film production line with a capacity of 7,000 tons per year; and Modern did not have any operating assets.

Sales and Marketing

Since the inception of our film packaging line of business, we have concentrated on forming an experienced, knowledgeable and customer-oriented marketing team. As of March 24, 2008, we had 22 individuals in our marketing group, of which 17 have been working in the industry for five years or more and are familiar with buyers’ changing needs and concerns. In order to effectively serve the needs of different customers, marketing functions are divided into four units:

•	Coated films;
•	BOPP and tobacco films;
•	Color printing; and
•	International.

Our international marketing unit services both the coated and BOPP film products. In addition, we have formed a marketing team for our anti-counterfeit film products that targets well-known brand liquor and tobacco companies as well as the entertainment industry to cover products such as DVDs and CDs.

Coated Films

We have established relationships with consumer goods manufacturers who comprise the majority of the coated film customers in the PRC. Potential customer data is frequently updated through market research we perform to identify customers and sales calls to potential customers.

Various packaged goods have a number of different requirements, ranging from different porosity levels for oxygen, water vapor, and other gases to fragrance and heat resistance barriers. The specific requirements depend on whether the packaging is intended for edible items or non-food products. As a result, our marketing team’s experience plays a key role in gaining access to and servicing such customers.

Shiny-day’s marketing personnel typically serves both our coated film products and print services customers in the PRC in order to provide them with the convenience of “full service” from a single vendor.

BOPP Tobacco Films

We have established a well-respected reputation in the PRC BOPP tobacco films industry and are generally able to deal directly with our customer base, as opposed to dealing through intermediaries. Since we have already received the approval of the government of the PRC, quality requirements, price requirements, service and relationships play a greater role in maintaining established customers and obtaining new ones. Because of the attractive location of our plant and facilities in Haikou on Hainan Island, generally known as the “Hawaii” of China, we frequently invite potential customers to visit and inspect our operations first-hand.  We also host many of the annual tobacco and other large industry management conventions.

Anti-counterfeit Films

Piracy is a serious problem in the Chinese consumer marketplace, resulting in economic losses to manufacturers and health and safety costs to consumers. In an effort to address this problem and to protect the patent holders, Shiner Industrial has developed a unique patented anti-counterfeit packaging film. Our film has received several recognition awards from national organizations in the PRC and has the beneficial characteristics of other BOPP films, such as heat and temperature resistance, shrink-wrap, flavor and aroma barrier.

Shiner Industrial was nominated as the National Standardization Creator for both coated and anti-counterfeit films by the Industrial’s Standards Administration of the PRC (“SAC”) in June 2007. This nomination recognizes that Shiner Industrial’s products are created on the forefront of technology, are perfected through its strong technological strength in the functional packaging films industry, and heighten the barriers of entry for new market entrants.

In August 2006, we were awarded the 2004-2005 Annual Technology Advancing Certificate by People’s Government of Haikou for our BOPP Laser Holographic anti-counterfeit shrinkable film. Additionally, our BOPP laser anti-counterfeit film was selected to be listed in the China Reputable Products Database by China Enterprises Union on April 18, 2006. In June 2005, we were honored as the National New Product by The Ministry of Science and Technology of the PRC and Ministry of Commerce of the PRC for our BOPP laser anti-counterfeit film.

We believe that in the next five years, anti-counterfeit film products will play a much larger role in our sales growth. As such, we have formed a marketing team that targets well-known brand liquor and tobacco companies as well as the entertainment industry to cover such products as DVDs and CDs.

Color Printing

While the color printing industry tends to have a high degree of price elasticity, our customers are generally brand name consumer goods companies that seek quality printing. Through our market research, we identify potential customers, and marketing is often performed together with the coated and BOPP film teams by making joint sales calls.

International

In late 2004, we began to attend international packaging exhibitions and trade fairs held in Europe and the Americas, mainly to inform global customers of our service capabilities and effective distribution system in the international market. We also sought to communicate the quality, service and price advantages of our films in a face-to-face setting. This methodology has proven highly effective in gaining new customers, and also in reaching multiple converters and distributors located in the U.S., Europe and South Africa.

In 2006 and 2007, we spent over $160,000 and $260,000, respectively, on international marketing and promotion and we have budgeted $400,000 for such expenses in 2008, which includes travel, industry advertising, and exhibition fees.

Competitive Advantages

 We believe that we are able to effectively compete in both the domestic Chinese and international markets by means of proven quality, cost advantages and a service team that addresses customers before, during and after the sale process in order to build long-term customer relationships. Our customer-oriented perspective permeates each business unit and is largely responsible for our ability to penetrate new markets and successfully build on sales to new customers.

•
Quality - In the domestic Chinese market, our products generally exceed accepted industry standards, while in the international market, our products have received international and U.S. Food and Drug Administration ("FDA") certification and have proven to equal or even exceed the quality of industry leaders.

•
Price - In the PRC, we have a lower operating cost basis than most competitors due to economies of scale and the design of our own production lines. In the international market, we are able to take advantage of lower labor and operating costs in comparison with Western industry leaders and our prices are approximately 25% lower on same product sales.

•	Customer Service - For each business line, we have an accomplished sales and after-sales service team that is trained to promptly respond to customers.
•	One-Stop Service - By providing film making, packaging, and printing services, we are able save customers both lead-time and costs.
•
Research - We have 14 patents, seven patent applications pending and two trademarks issued by the PRC. Our research and development team includes over 20 engineers, of which several hold masters degrees in related fields. In 2006, we entered into a five-year research agreement with China’s Science & Technology University, under which we own the proprietary rights to all findings to dedicated research projects, which are undertaken at our request. We will pay estimated fees of $12,850 annually under our research agreement.

Suppliers

Major raw materials required in the manufacturing processes for our packaging products include petroleum-based resins and mixing chemicals, which are primarily supplied to us by large chemical companies. For these raw materials, we generally maintain purchase contracts for a period of no greater than six months. However, for many other materials, we can generally choose from multiple producers and such orders are placed on an “as-needed” monthly basis.

As all BOPP films, including tobacco and anti-counterfeit, are petroleum based, the effects of any short-term fluctuations in the price of oil will be averaged into the earnings over the period due to the cyclical nature of production, inventory and sales. Any long-term increases in the price of oil will have an adverse impact on our earnings. However, as there are currently no synthetics or substitute materials available in the market, management believes that any long-term increase in the price of oil will be made up for by an increase in sales prices by all producers across the board.

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 60% of the raw materials for Shiner Industrial’s BOPP tobacco film operations are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd. In contrast, only about 7.1% of raw materials for coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in the PRC. Due to increases in demand for our BOPP tobacco films in 2007, we were forced to purchase 2,700 additional tons of BOPP film from PRC domestic third party sources in order to satisfy the production needs of our coated film business.

Shiny-day purchases all of its raw materials domestically in the PRC. There are numerous suppliers for each raw material internationally and in the PRC domestic market. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in Shiny-day’s production process that are provided by any sole source suppliers.

In the future, we anticipate that our new BOPP film line operated by our Zhuhai subsidiary, with the capacity to provide 7,000 tons of BOPP film annually, will produce enough basic BOPP film to satisfy the needs of the coated film group and color printing group and alleviate the need to source BOPP film from third parties. We estimate that this will save us approximately $65 per ton in raw material costs.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis.

Customers

Our customers are composed mainly of consumer products manufacturers, distributors, printers and converters. About 60% of our customers are located in the PRC, with the remainder located in Southeast Asia, Europe and North America. While our coated, tobacco, and anti-counterfeit packaging films are sold in the international market, our color printing business mainly serves customers in the PRC who are looking for one-stop service to fulfill their printing and packaging needs by a single vendor.

Coated Film - The PRC

We are the leading producer of coated films in the PRC with approximately 30% of market share of the PRC domestic coated film output in 2007. The PRC’s domestic competitors exist only in the form of smaller rivals with an average capacity of several hundred tons. Approximately 80% of our sales are made directly to customers, with 20% sold through domestic distributors servicing one-off small-scale packaging operations. We believe we are a premier producer of coated films nationally, and enjoy a reputation both for first-rate quality and service.

We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, or those that constitute less than 2% of our sales, are subject to pre-payment on all orders. Our largest customer in the PRC, Dongguan XuFuJi Foods Co., Ltd. (“XuFuJi”), a manufacturer of snacks and cakes, accounted for approximately 30% of our coated film sales in the PRC and 10% of our total sales in 2007. While we anticipate that sales to XuFuJi will continue to grow at the rate of 20% annually, we expect sales to XuFuJi to decline as a percentage of our total sales as we continue to grow our customer base.

We enter into contracts bi-annually with XuFuJi based on their six month forecast production needs and work closely with them throughout the year to meet their anticipated needs.

Coated Film - International

During 2007, approximately 10 customers accounted for approximately 30% of our total coated film sales with an average sale amount of $400,000 per customer. Approximately 10% of exported coated films are sold to printing and packaging companies located in the U.S. with the remainder sold to companies located in Southeast Asia, Turkey, South Africa, and Australia. Approximately 50% of exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. In 2006 and 2007, our international sales have more than doubled and account for 50% of all of our coated film sales.

BOPP Tobacco Film - the PRC

As tobacco remains one of the state-controlled industries in the PRC, all of our PRC domestic BOPP tobacco film sales are made to provincial cigarette manufacturers who can buy only from pre-approved domestic manufacturers meeting the quality and technical specifications as well as the standard price requirements of the government of the PRC. In 2007, we acquired the business of two additional PRC provincial cigarette manufacturers and have verbally contracted to sell over 3,500 tons of film to the government of the PRC during 2007. In 2007, our sales in the PRC accounted for over 86% of BOPP Tobacco sales, or approximately $10.2 million.

BOPP Tobacco Film - International

In the international market, we sell to cigarette manufacturers in Southeast Asia, Africa and Taiwan. Our largest international customer, Vintaba Tobacco of Vietnam (“Vintaba”), accounted for approximately $1.56 million in sales during 2007, which represented approximately 13.2% of our BOPP sales and approximately 3.64% of overall sales.

Anti-counterfeit Film

We introduced anti-counterfeit film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the PRC domestic market is Shanghai Epic Manufacturing Operations, an affiliate of Sony Music International, and our largest customer in the international market is Vintaba. Our anti-counterfeit product sales more than doubled in 2007 to over $3.5 million, of which Vintaba accounted for approximately 29.63% of such sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. We plan to target tobacco, alcohol and entertainment companies as sources of new sales.

Color Printing

The main customers of our color printing business are brand-name food and commodity companies in the PRC that have strict requirements for quality and service. We believe that our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements.

Our two largest customers, Guangzhou LiBai Enterprise Group Co., Ltd. (“LiBai”) and the Coconut Palm Group Company Limited (“Coconut Group”), accounted for 93% and 3.5%, respectively, of color printing sales in 2007. We have a contract with LiBai to continue to meet their operating needs through 2010. Coconut Group generally renews its specific operating needs on a bi-annual basis.

Research and Development

To maintain a competitive advantage in the marketplace and keep pace with current developments, we engage in continuous research and development. We take great pride in our research ability both in the production line and in the finished product. Our internal engineers have designed two of the coated film production lines. By designing our own production lines, we intend to reduce our fixed asset investment by approximately 35% and better meet our specific manufacturing needs. The director of our research department has over 15 years of working experience in the industry.

During 2006 and 2007, we spent approximately $120,600 and $121,618, respectively, on research and development projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention, high heat shrinkable and powder wrapping films. In 2008, we plan to spend approximately $400,000 in the area of new product trials. All research and development costs are funded through our operating cash flow and are expensed as incurred.

In addition to in-house research and development, we have sponsored several projects with research institutions and universities in the PRC to which we retain all proprietary rights for the research funded by us. We also have a formal agreement with China’s Science & Technology University through 2010 for which we have proprietary rights to all findings based upon dedicated research conducted on our behalf. We also have informal alliances with Fudan University in Shanghai, Sun Yat Sen University (Zhong Shan) in Guangzhou and Tsinghua University in Beijing.

Intellectual Property

We hold 14 patents on both products and production equipment that have been issued by the State Intellectual Property Office of the PRC. We have additional products and production equipment for which seven patent applications are currently pending and we expect to receive during the first half of 2008. We also have two trademarks issued by the State Intellectual Property Office of the PRC.

Employees

We have a centralized labor management system for all operating units. Labor and employment affairs of each subsidiary are managed by our central human resources department.

As of March 24, 2008, we had 492 full-time employees. Of these employees, 250 employees are employed by Shiner Industrial, 193 employees are employed by Shiny-day and 49 employees are employed by Zhuhai. Modern has no employees. Our employees work in the functional units as indicated in the table below.

Department	Total Number	Shiner Industrial	Shiny-day	Zhuhai
Management	7	5	2	0
All administration	25	13	10	2
Sales	22	16	6	0
Production	438	216	175	47
Total Employees	492	250	193	49

Government and Environmental Regulation

Through the laws and regulations of the PRC and the provincial government of Haikou City, our products are subject to regulation by governmental agencies responsible for food packaging and hygiene.

In general, the quality and hygiene requirements of customers, especially those located internationally, exceed government requirements in the PRC. Our PVDC and all coated films have already met the approval of FDA requirements as well as those required for food products sold in the European Economic Community ("EEC").

As such, the business registrations, production process, and certain products are certified on a regular basis and must be in compliance with state governments and industry agencies. Shiner Industrial has been assessed and certified as meeting the requirements of ISO 9001:2000 for designing and manufacture of BOPP films, PVDC coated film, BOPP laser holographic anti-counterfeit film for package by SGS. The certificate is valid until January 2009.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge for air, water and noise pollution. We believe that we are in compliance with such laws and regulations.

In 2007, we incurred expenses of approximately $10,000 to comply with governmental and environmental regulations in the PRC.

Competition

Coated Film

We are the leading producer of coated films in the PRC with domestic competition only in the form of smaller rivals with an average capacity of several hundred tons. We believe that we have numerous competitive advantages over our smaller domestic rivals with regard to total capacity, service, market research, quality, research and production line design.

In the international market we face strong competition from industry leaders such as Dupont Energy Co., Innovia Films Ltd. and Exxon Mobil Corporation. Each of these corporations has much larger production capacity than us, and each has a strong reputation as they have significant experience in the coated films market. Distinct from many other Chinese producers, we are able to effectively compete in the international arena. We believe that our combination of internationally-certified product quality with the FDA and EEC, experienced after-sales service team and product selection in a low-cost setting will continue to attract multinational buyers and propel sales growth.

BOPP Tobacco Film

As tobacco remains a state-owned and operated industry in the PRC, the government buys only from approved PRC domestic vendors and competition exists only in the form of other domestic film companies. In addition, each province is required to maintain two to three suppliers, thus competition among qualified players is limited. In the domestic market there are several qualified large producers including:

•	Jian su Zhongda New Material Group Co., Ltd., a Nanjing-based company listed in the Shanghai Stock Exchange. It is the largest manufacturer of BOPP Tobacco film in the PRC;
•	Fo Shan Plastics Group Co., Ltd., listed in the Shanghai Stock Exchange;
•	Zhanjiang Packaging Enterprises Ltd., in Guangdong;
•	Yunnan Kunlene Film Industries Co., Ltd., in Yunnan;
•	Yunnan Hongta Plastics Co., Ltd., in Yunnan; and
•	Hubei Firsta Packaging Co., Ltd., in Hubei.

As we have attained certification as a government supplier, a certain level of annual sales are guaranteed to us from the government of the PRC. However, the process of maintaining and building the volume of sales has become largely a matter of industry relationships in which we have extensive experience.

In the international market, we face competition from large multi-nationals as well as Southeast Asian and Japanese firms. We believe we have an absolute price advantage over our Western competitors due to our lower production costs. Accordingly, it is Asian-based producers that pose the greater degree of competition. As we increase both our production capacity and marketing efforts, we expect our international sales to continue to grow. However, we will continue to focus more of our efforts on expanding our anti-counterfeit and specialty films as opposed to our international market for BOPP tobacco film.

Anti-counterfeit Film

Because our anti-counterfieting product is unique, we do not face direct competition. However, established international producers such as Applied Extrusion Technologies, Inc. and Innovia Films Ltd. do produce their own anti-counterfeit films based mainly on printed holograms, which are relatively simple to duplicate. Rather than direct competition, we are focusing on market awareness and educating buyers as to the superior quality of our products over these hologram-based counterfeit films. The advantages of our BOPP anti-counterfeit laser holograph films include:

•
Specially designed BOPP basic film which has all the excellent characteristics of high polish shrinkable films, increasing the aesthetic feeling of packaged products. BOPP basic films can endure oil ink erosion and have a barrier to vapor and oxygen, which will maintain the aroma and extend storage life;

•	The laser holograph layer improves the anti-static ability and prevents the conglutination of films; and
•	To produce BOPP anti-counterfeit films, the manufacturers need to buy BOPP film production lines that are expensive for smaller players in this field.

With traditional laser holography using anti-counterfeit signs, counterfeit manufacturers can easily purchase these signs from the printing companies. In fact, counterfeit manufacturers can even illegally buy the motherboard from these printing companies, so that they can be easily copied. In comparison, BOPP laser holograph anti-counterfeit films uses specially designed BOPP basic films and laser holograph technology with secret microcode which effectively prevents the duplication of the design.

Compared with other chemical or oil ink printing anti-counterfeit technology, our products are environmentally friendlier since consumers can directly tear the films and throw them away.

Compared with code and call center technology, consumers find it easier to identify the products. The consumers do not need to call an anti-counterfeit center and also have the added benefits of BOPP film.

Color Printing

We are the largest color printing service provider in Hainan province and rank approximately 20th in the overall Chinese market. Due to low operating costs, the printing industry is highly fragmented with approximately 4,000 soft packaging and printing companies in the PRC.

With over 4,000 domestic printers, competition in the PRC is fierce and industry margins are low. Accordingly, we maintain our printing services mainly as a convenience for current film customers who are more concerned with quality, service, and one-stop printing and packaging service than with price.

Large printers in the PRC include Huanshan Yongxing in Anhui province, whose main customers include The Proctor & Gamble Company in Guangzhou Langqi, as well as Haining Changhai Packaging and Printing Co., Ltd. in Zhejiang province.

Item 1A.                      Risk Factors.

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company and some risks and uncertainties are inherent in our business. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

General Risks Related to Our Business

We cannot be certain that our product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Although we have developed products that have met customers’ requirements in the past, there is no assurance that any of our research and development efforts will necessarily lead to any new or enhanced products or generate sufficient market share to justify commercialization. We must continually improve our current products and develop and introduce new or enhanced products that address the requirements of our customers and are competitive in terms of functionality, performance, quality and price in order to maintain and increase our market share. If our new products are unable to gain market acceptance, we would be forced to write-off the related inventory and would not be able to generate future revenue from our investment in research and development. In such event, we would be unable to increase our market share and achieve and sustain profitability. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

Our growth strategy and future success depends upon commercial acceptance of products incorporating technologies we have developed and are continuing to develop. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	accurate technology and product selection;
•	timely and efficient completion of product design and treatment;
•	timely and efficient implementation of manufacturing processes;
•	product performance; and
•	product support and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

We may not be able to keep pace with rapid technological changes in the anti-counterfeiting product industry.

The anti-counterfeiting/product authentication industry is a relatively new industry and market, especially in the PRC and other parts of Asia, and thus continues to evolve in terms of customer/market needs, applications, and technology. We believe that we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts in the anti-counterfeiting/product authentication industry. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own research and development, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

•	development of new technologies by our competitors;
•	changes in product requirements of our customers; and
•	improvements in the alternatives to our technologies.

We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially affected.

Intense competition in the anti-counterfeiting and packaging markets may adversely affect our operating results.

We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. We believe that there are few barriers to entry into many of our markets. As a result, we may experience competition resulting from new manufacturers of various types of film in our product lines. Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. Any of these actions by our competitors could adversely affect our sales.

In addition, we face competition from a substantial number of companies, which sell similar and substitute packaging products. Although we believe that we have developed strategic relationships in the PRC to best penetrate the PRC market, we face competition from other providers, some of which have greater financial and human resources, have had a longer operating history, and have greater name recognition than we do. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities, and may have extensive production facilities, well-developed sales and marketing staffs and substantial financial resources. Competitive products are also available from a number of local manufacturers. This results in competition that is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties.

An increase in competition could result in material selling price reductions or loss of our market share. This could materially adversely affect our operations and financial condition.

We are a major purchaser of many commodities that we use for raw materials in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

With the rapid growth of the PRC's economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials we need in a cost-effective manner, including chemicals and other items needed for production of our products at the volume of purchase orders that we anticipate receiving.

For example, the PET resin is currently used as a raw material in the PRC's textile industry, and the market prices of PET resin may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply, or significant increase in demand, of PET resin and additives may result in higher market prices and thereby increase our cost of sales. The prices of PET resin and additives are, to a certain extent, affected by the price movement of crude oil.

If there is a significant increase in the cost of our raw materials and we are unable to pass on such increase to our customers on a timely basis or at all, our profit margins and results of operations will be adversely affected.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased raw materials costs for our branded products. Petroleum is the prime ingredient in many plastics that we use to make our products,  including AC, PET and BOPP. International market prices for crude oil have been subject to wide swings in the last three years, due in large part to the conflict in Iraq and pricing increase agreed to among oil producing and consuming countries. We estimate that an increase in the price of crude oil of $10.00 per barrel could cause our gross margin to decline by up to 6% on the sale of these products. There has been some increase in the cost of our raw materials as a result of significant crude oil price spikes, and our ability to hedge against these fluctuations by either entering into long-term supply contracts or otherwise offsetting our exposure to these commodity price variations has been extremely limited. Rising oil prices in the international market will continue to increase our operating costs, which would reduce our operating income and net income if we are unable to offset these increased costs with price increases for our products.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our success to date has been largely attributable to and our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance with respect to any of our officers or employees and we do not have any employment agreements with these individuals. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in the PRC has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

We may not be able to adequately protect our technology and other proprietary rights.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically in the PRC and abroad. We rely on patents, trademarks and licenses to protect our intellectual property. We also have patent applications pending in the PRC, and have worked and continue to work closely with PRC patent officials to preserve our intellectual property rights. If we are unable to adequately protect or enforce our intellectual property rights with respect to our products, methods, processes and other technologies, our prospects for revenue growth could be significantly diminished. Additionally, if our products, methods, processes and other technologies infringe on the intellectual property rights of other parties, we could incur substantial costs.

Our ability to compete in our markets and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. The legal regime in the PRC for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in the PRC in 1979 when the PRC adopted its first statute on the protection of trademarks. Since then, the PRC has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. The PRC has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when the PRC became a party to the World Trade Organization in 2001, the PRC amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by the PRC over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in the PRC to the same extent as they would in many Western countries, including the United States, and enforcement of such laws and regulations in the PRC have not achieved the levels reached in those countries. Both the administrative agencies and the court system in the PRC are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

There is no assurance that the measures that we have put into place to protect our intellectual property rights will be sufficient. As the number of patents, trademarks, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that business entities in our industry may face more frequent infringement claims. Litigation to enforce our intellectual property rights could result in substantial costs and may not be successful. If we are not able to successfully defend our intellectual property rights, we might lose rights to technology that we need to conduct and develop our business. This may seriously harm our business, operating results and financial condition, and enable our competitors to use our intellectual property to compete against us.

Entry of new BOPP and anti-counterfeiting film producers in the PRC may increase the supply of, and decrease the prices of, BOPP and anti-counterfeiting film in the industry, and hence lead to a decline in our profit margins.

We believe that we are currently one of the few producers of BOPP and anti-counterfeiting film in the PRC with research and development capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and anti-counterfeiting film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and anti-counterfeiting producers will also lead to an increase in the industry supply of BOPP and anti-counterfeiting film resulting in more competitive pricing. We believe that our major competitors in the BOPP film manufacturing market in the PRC include Jian su Zhongda New Material Group Co., Ltd., Fo Shan Plastics Group Co., Ltd., Zhanjiang Packaging Materials Enterprises Ltd., Yonnan Kunlene Film Industries Co., Ltd., Yunnan Hongta Plastics Co., Ltd. and Hubei Firsta Packaging Co., Ltd. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

In addition, the PRC has gradually lifted its import restrictions, lowered import tariffs and relaxed foreign investment restrictions after its entry into the World Trade Organization in December 2001. This may lead to increased competition from foreign companies in our industry, some of which are significantly larger and financially stronger than us. If we fail to compete effectively with these companies in the future, our current business and future growth potential could be adversely affected.

In each of our product lines, we have a large amount of sales concentrated in a small number of customers.

In each of our product lines, we have a large number of sales concentrated in a small number of customers. For example, approximately 82% of our anti-counterfeiting film sales in 2006 were to one customer. In 2006, approximately 40% of our coated film sales in the PRC were to one customer and approximately 20% of our overall coated film sales were to ten international customers. In 2006, approximately 12% of our BOPP Tobacco Film Sales were to one customer and approximately 79% of our color printing sales were to one customer. During the nine months ended September 30, 2007, approximately 72% of our anti-counterfeiting film sales were to one customer. Approximately 30% of our coated film sales in the PRC were to one customer and approximately 33% of our overall coated film sales were to ten international customers. Approximately 10% of our BOPP Tobacco Film Sales were to one customer and approximately 93% of our color printing sales were to one customer. Any decrease in the demand for our BOPP Tobacco Film will significantly affect our financial performance. Although demand for our BOPP Tobacco Film for packaging of tobacco products has gradually been increasing, any significant fall in the consumption of tobacco, in particular, whether as a result of health concerns or otherwise, could result in a decline in the sales of our products and adversely impact our financial condition, business and operation.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plant would disrupt production of our products and adversely affect our sales.

Our films are manufactured solely at our production facility located in Haikou City and Zhuhai City in the PRC. While we have not experienced any calamities in the past which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities, would severely affect our production of BOPP film, color printing or anti-counterfeit film lines. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for product development, or result in a loss of equipment and properties.

While we maintain insurance policies covering losses with respect to damage to our properties, machinery and inventories of raw materials and products, we cannot assure you that our insurance would be sufficient to cover all of our potential losses.

We have limited experience in operating outside mainland China, and failure to achieve our international marketing and sales strategy may have an adverse effect on our business growth in the future.

Our future growth depends, to a considerable extent, on our ability to develop both the domestic and overseas markets. We are currently exploring new business opportunities outside mainland China for our BOPP film, color printing or anti-counterfeit film products. We have a limited number of customers outside the PRC, mainly in the United States and Europe. However, we have limited experience in operating outside mainland China, have limited experience with foreign regulatory environments and market practices, and cannot guarantee that we will be able to penetrate any international market. In connection with our initial efforts to expand overseas, we have encountered many obstacles, including cultural and linguistic differences, difficulties in keeping abreast of market, business and technical developments in foreign jurisdictions, and political and social disturbances. Failure in the development of international markets may have an adverse effect on our business growth in the future.

We can provide no assurance that our internal control over our financial reporting will be effective when Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us. Establishing internal controls over our financial reporting is likely to increase our costs.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules issued thereunder have required certain changes in the corporate governance, securities disclosure and compliance practices of United States public companies. Our compliance with these rules and stock exchange listing standards are likely to increase our general and administrative costs, and we expect these costs to continue to increase in the future. In particular, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2008. From that point, we will be required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on management’s assessment and on our internal control over financial reporting. We expect that SOX and other such laws, rules and regulations promulgated thereunder will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

We will shortly begin to undertake significant efforts in preparation for the requirements of Section 404. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective when Section 404 becomes applicable to us. Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report. If we are unable to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or NASD. Any such action could materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information which could result in a lower trading price for our securities.

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, that could reduce our profitability.

We are subject to extensive federal, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, that could reduce our profitability.

In addition, we could incur significant expenditures in order to comply with existing or future environmental or safety laws. Capital expenditures and costs relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future environmental or safety laws.

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws.

Risks Related to Conducting Our Business in the PRC

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

A substantial portion of our business is conducted in the PRC. Doing business outside the United States, particularly in the PRC, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

The PRC’s economic policies could affect our business.

Generally, all of our assets are located in the PRC and a substantial amount of our revenue is derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC's government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by our government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in the PRC. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in the PRC, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in the PRC is still in an early state of development and insurance companies located in the PRC offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in the PRC are subject to substantial revision, some of which may adversely affect our profitability.

The PRC tax system is in a state of flux, and it is anticipated that the PRC's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in the PRC are scheduled to expire over the next several years.

Since a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. For example, Shiny-day was exempt from provincial tax and had a 100% exemption from federal taxes in the PRC from January 1, 2005 to December 31, 2006. It presently enjoys a 50% exemption from federal tax from January 1, 2007 to December 31, 2009. Shiner Industrial currently has a 50% exemption from federal tax from January 1, 2006 to December 31, 2008. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in the PRC.

Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and the PRC worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and the PRC have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and the PRC, whether or not directly related to our business, could reduce the price of our common stock.

The government of the PRC could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in the PRC. Over the past several years, the government of the PRC has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of the PRC may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could all cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of the PRC create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in the PRC is a civil law system. Unlike the common law system, the civil law system is based on written statutes and decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. Since these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

As we import goods into and export goods out of the PRC, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in the PRC’s Renminbi. The value of the Renminbi fluctuates and is subject to changes in the PRC’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activities, we may not be able to do so effectively. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of the PRC into the country or when paying vendors for services performed outside of the PRC.

We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of our products in the PRC are regulated by the PRC and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in the PRC and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in the PRC, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in the PRC may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in the PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

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

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or become lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are approximately 50,350,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of investors in this offering; and
•	may adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transaction in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and our salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser.  The broker-dealer must receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our directors own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our directors own a large percentage of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

Capital outflow policies in the PRC may hamper our ability to declare and pay dividends to our shareholders.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, we may not be able to pay dividends to our shareholders outside of the PRC if these regulations or the interpretations of them by courts or regulatory agencies change. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Item IB.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Our properties are located primarily in Haikou City in the Hainan Province,  and Zhuhai City in the Guangdong Province as described below.

Shiner Industrial

We have been granted the right to use two plots of land in Haikou City by the Municipal Administration of the PRC for state-owned land through January 2059 and October 2060 on which we own four buildings dedicated to film production and office facilities. We own three coated film production lines, three anti-counterfeit film production lines, one BOPP tobacco film line and all production equipment and research facilities at the site. We also rent one color printing line from Hainan Rixin Co., Ltd.

Shiny-day

We do not own any land, but rather lease a factory and one color printing line from Hainan Rixin Co., Ltd. for current operations. These leases extend through December 31, 2009 for which we pay annual rent and equipment usage fees of approximately $14,000 and $59,000, respectively. At March 24, 2008, we owned one color printing line and related equipment, a warehouse and telecommunications equipment.

Zhuhai

We lease a factory for our production operations in Zhuhai City for a period of 10 years through 2016. Annual rent for this space is approximately $387,000. We own one BOPP basic film production line in Zhuhai in order to produce our own BOPP basic film and to eliminate the need to rely on the PRC domestically in 2007.

Modern

Modern does not own or rent any property, however, it intends to conduct operations in Haikou beginning in April 2008.

Item 3.      Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.      Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

On February 12, 2008, our Common Stock became eligible for quotation on the Nasdaq Capital Market under the symbol “BEST.” The following table sets forth the high and low bid prices per share of our Common Stock for the periods indicated, which information was provided by NASDAQ Trading and Market Services. Prior to August 29, 2007, the shares traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Year ended December 31, 2007
	High Bid	Low Bid
3rd Quarter (commencing August 29, 2007)	$5.51	$4.51
4th Quarter	$9.90	$5.40

On March 24, 2008, the closing price of our common stock as reported on the Nasdaq Capital Market was $3.5399.

As of March 24, 2008, there were 24,650,000 shares of our common stock outstanding held by approximately 103 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

For the year ended December 31, 2007, we paid dividends on our common stock in the aggregate amount of approximately $1.6 million. However, we currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in the section captioned, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 19, 2007, we granted options to purchase an aggregate of 30,000 shares of our common stock to each of Messrs. Cunat, Rizzello and Staloff, our directors, in connection with their appointment to our board of directors. Such options are 5-year options that vest equally over three years and have an exercise price of $7.00 per share. Such issuances were made in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act on the basis that the issuances did not involve a public offering.

On October 22, 2007, we completed a final closing of a private placement offering of units pursuant to which we sold an aggregate of 3,500,000 units to 76 accredited investors at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock and a warrant to purchase 15% of one share of our common stock at an exercise price of $6.00 per share. Accordingly, we issued an aggregate of 3,500,000 shares of our common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, we compensated four registered broker-dealers that assisted us in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sale of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed, as follows:

Selected Finder	Cash	Warrants
Maxim Group LLC	$178,400	111,500
Four Tong Investments Ltd.	153,600	96,000
Global Hunter Securities, LLC	300,880	188,050
Basic Investors, Inc.	79,200	49,500
	$712,080	445,050

The warrants granted to these broker-dealers have the same terms and conditions as the warrants granted in the offering. The net proceeds of this private placement offering will be used for market development, product research, working capital, the potential acquisition of a BOPP Production Line in Zhuhai, the potential acquisition of an anti-counterfeit technology company and equipment purchases for coated film. This private placement offering was exempt from the registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. No advertising or general solicitation was employed in the offer or sale of securities. The offer and sale of securities was made to a limited number of persons, all of whom were accredited investors and transfer of the securities was restricted in accordance with the requirements of Regulation D.

In July 2007, pursuant to the terms of the Share Exchange Agreement with Sino Palace Holdings Ltd., we issued an aggregate of 16,500,000 shares of common stock to eight non-U.S. persons (as contemplated by Rule 902 under the Securities Act of 1933). These issuances were exempt from registration requirements under Regulation S under the Securities Act of 1933, as amended. The shares issued pursuant to Regulation S were issued in an “offshore transaction” as defined in, and pursuant to, Rule 902 under the Securities Act of 1933, on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

    We develop, manufacture and distribute packaging film and color printed packaging through our four operating subsidiaries, Shiner Industrial, Shiny-day, Zhuhai and Modern. Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in the PRC and each of our subsidiaries was formed under the laws of the PRC.

We currently conduct our business through the following four operating subsidiaries in the PRC:

•	Shiner Industrial located in Haikou, Hainan Province;
•	Shiny-day also located in Haikou, Hainan Province;
•	Zhuhai located in Zhuhai, Guangdong Province; and
•	Modern located in Haikou, Hainan Province.

We operate in several markets within the packaging film segment: BOPP based films, coated films, anti-counterfeit films and color printed packaging materials. For the year ended December 31, 2007, color printed packaging products made up approximately 33.4% of our revenues, BOPP tobacco film made up approximately 27.6% of our revenues, coated film accounted for approximately 30.8% of our revenues and anti-counterfeit film sales equaled approximately 8.2% of our revenues.

Our current production capacity consists of:

•	Three coated film lines with total capacity of 6,000 tons a year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;
•	One BOPP film production line with capacity of 7,000 tons a year;
•	Three color printing lines; and
•	Three anti-counterfeit film lines.

We are targeting growth through four main channels: (i) the continuation of our efforts to gain international market share in coated film through better pricing strategy and excellent after-sale service; (ii) the expansion of our sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) the development of next generation films, and (iv) the acquisition of an anti-counterfeit technology company.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

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

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Foreign Currency Transactions

As of December 31, 2007 and 2006, our accounts were maintained, and their financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity was translated at the historical rates and statement of operations items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

Allowance For Doubtful Accounts

We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on inventory balances and write-down inventories that are considered obsolete. Inventory obsolescence and excess quantities have historically been minimal.

Long-Lived Assets

We periodically assess potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by us include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Useful lives of property and equipment are based on historical experience and industry norms. Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, delivery is completed, no other significant obligations exist, and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  The company’s sales contracts do not have any special terms or right of return. The Company does not offer any volume rebates to its customers. Sales are recorded net of Value Added Tax. Sales returns and allowances have historically been insignificant.

Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2007	2006	$ Change	% Change
Revenues	$42,762,615	$33,951,965	$8,810,650	26.0
Cost of goods sold	34,225,643	27,328,787	6,896,856	25.2
Gross profit	8,536,972	6,623,178	1,913,794	28.9
Selling, general and administrative expenses	3,375,492	2,773,496	601,996	21.7
Interest expense, net	64,984	1,443	63,541	4,403.4
Other income (expense)	72,713	278,545	(205,832)	(73.9)
Income tax expense	409,294	214,504	194,790	90.8
Net income	$4,540,129	$3,561,335	$978,794	27.5

Revenues

The increase in revenues during the year ended December 31, 2007 compared to the same period last year was due to a 37.4% increase in the sales of coated film, a 48.8% increase in tobacco BOPP sales and a 86.4% increase in the sales of anti-counterfeit film. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of approximately $825,000 from an increase in average unit price across the entire market compared to the same period last year, and $3,040,000 from an increase in sales volume. Coated film sales grew by $1,275,000 due to higher unit prices and $2,314,000 due to higher sales volumes.  Anti-counterfeit film unit prices were equal to last year but sales still grew by $1,627,000 due to higher sales volumes.

International sales for the year ended December 31, 2007 totaled $9,161,159 accounting for approximately 21.4% of total revenues in comparison to $6,024,022 or 17.7% for the year ended December 31, 2006.  The increase in international sales of 52.1% or $3,137,137 was primarily due to a 103.0% increase in coated films sales and a 24.5% increase in BOPP sales.

Cost of Goods Sold

Cost of goods sold during the years ended December 31, 2007 and 2006 were 80.0% and 80.5%, respectively.

Gross Profit

Our gross profit and gross margin during the year ended December 31, 2007 was $8,536,972 and 20.0%, respectively, compared to the gross profit and gross margin during the year ended December 31, 2006 of $6,623,178 and 19.5%, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 21.7% or $601,996 to $3,375,492 for the year ended December 31, 2007 compared to $2,773,496 for the year ended December 31, 2006. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the year ended December 31, 2007 decreased by 15.6% to $1,331,904 in comparison to the same period in 2006 due to continued implementation of better cost controls and management.

General and administrative expenses for the year ended December 31, 2007 increased by $848,677 or 71.0% to $2,043,588 in comparison to the same period in 2006. The increase in general and administrative expense is due to the legal and audit expenses associated with being a publicly traded United States reporting company that we did not incur during the same period last year, offset by continued implementation of better cost controls and management.

Interest Expense

The decrease in interest expense during the year ended December 31, 2007 was due to the pay down of approximately $3.6 million of related party debt during 2007.

Other Income (Expense)

The increase in Other Income was due to sale of leftover materials and unusable film. The prices of these materials have increased because of an increase in the price of oil in the same period.

Income Tax Expense

The effective tax rate for the year ended December 31, 2007 was equivalent to 8.3% as opposed to 5.7% for the year ended December 31, 2006. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges albeit at a reduced rate.

Net Income

The increase in our net income for the year ended December 31, 2007 as compared to the same period for 2006 resulted from higher sales for the period, offset by an increase in operating expenses of $601,996.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2007 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Cash Flows

At December 31, 2007, we had $4,607,434 cash and cash equivalents on hand. Our principal demands for liquidity are to increase capacity, raw materials purchases, sales distributions and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of December 31, 2007, we had one short-term loan of $822,528, with an interest rate of 6.732%, originally due July 15, 2007 and collateralized by our buildings, land use rights and equipment. The loan was rolled over and is now due on January 15, 2008. As of December 31, 2007, we had working capital of $14,678,947, an increase of $14,801,853 compared to our working capital at December 31, 2006.

On October 22, 2007, we completed a final closing of a private placement offering of units pursuant to which we sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. Accordingly, we issued an aggregate of 3,500,000 shares of common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, the Company compensated four finders that assisted in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed as follows:

Selected Finder	Cash	Warrants
Maxim Group LLC	$178,400	111,500
Four Tong Investments Ltd.	153,600	96,000
Global Hunter Securities, LLC	300,880	188,050
Basic Investors, Inc.	79,200	49,500
	$712,080	445,050

The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering.

We anticipate that the net proceeds of this private placement offering will be used in the following manner:

•	$3,500,000 for the purchase of the currently leased BOPP production line in Zhuhai,
•	$1,140,000 for the acquisition of the fourth coated film line,
•	$400,000 for coated and anti-counterfeit films R&D, and
•	$400,000 for marketing.

The remaining amount will be used for working capital and the acquisition of an anti-counterfeit partner with strong distribution channels. We intend to meet our liquidity requirements for the next twelve months, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and our existing cash and cash equivalents. We anticipate that we have adequate working capital to fund our operations and growth for at least the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2007 was primarily due an increase of accounts receivable, inventory and advances to suppliers of $1,846,491, $1,526,188, and $1,068,576, respectively offset by a an increase in other payables and tax and welfare payable of $1,178,796 and $750,571, respectively.

Net cash used in investing activities during the year ended December 31, 2007 was due to the acquisition of property and equipment and advance for payment of equipment for $241,627 and $3,275,783, respectively, offset by collections of $59,166 on notes receivable.

Net cash provided by financing activities during the year ended December 31, 2007 was due to issuance of shares for $9,684,189, net of offering costs of $815,811 offset by repayments of $3,634,418 for related parties’ (stockholder’s) advances and $2,237,086 used in the payment of dividends.

Assets

As of December 31, 2007, our accounts receivable increased by $1,846,491 as compared to the balance as of December 31, 2006. The increase in accounts receivable at December 31, 2007 was due to increased sales compared to the same period in 2006. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Advances to suppliers increased by $4,129,265 and inventory increased by $1,526,188 during the year ended December 31, 2007. Our inventory increased during this period as we purchased more raw materials than we normally require in anticipation of increases in the price of crude oil in the international market.

Liabilities

Our accounts payable increased by $57,102 during the year ended December 31, 2007. Other payables increased by $1,178,796 as a result of short-term borrowings from unrelated companies. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) grew by $55,822 and tax and welfare payable increased by $750,571 over the same period.

The majority of our revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2007, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in Chinese Renminbi and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows

Item 8.      Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2007	F-2
Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F-3
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007 and 2006	F-4
Combined Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5
Notes to Combined Financial Statements	F-6 to F-21

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 24, 2007, we dismissed Manning Elliott LLP (“Manning Elliott”) as our independent accountants. Manning Elliott had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Manning Elliott is that, following the consummation of the reverse acquisition on July 24, 2007, (i) the former stockholders of the Shiner Group owned a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by the Shiner Group. The independent registered public accountant of the Shiner Group was the firm of Goldman Parks Kurland Mohidin (“GPKM”). We believe that it is in our best interest to have GPKM continue to work with our business, and we therefore retained GPKM as our new principal independent registered accounting firm, effective July 24, 2007. GPKM is located at 16133 Ventura Boulevard, Suite 880, Encino, California, 91436. The decision to change accountants was approved by our board of directors on September 28, 2007.

The report of Manning Elliott for our fiscal years ended March 31, 2005 and 2006, respectively, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, but was qualified due to a going concern uncertainty.

In connection with its audits for the past two recent fiscal years and in the subsequent interim period ended September 28, 2007, there have been no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott, would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, although no significant deficiencies or material weaknesses have been found in our disclosure controls and procedures, additional controls and procedures are required to improve our recordkeeping systems to ensure timely and effective reporting of information.  In addition, management also concluded that additional financial personnel are required, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) in the U.S.  To address such concerns, we intend to engage a consultant to evaluate our internal controls and procedures and to assist in making improvements to the quality of our controls, policies and procedures.  We are in the process of improving supervision, education, and training of accounting staff.  In addition, we have initiated a search for a senior financial executive with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have begun to implement a system of internal control over our financial reporting.  However, in light of the fact that our operating business only recently became a public company as a result of a reverse acquisition on July 23, 2007, the SEC has agreed to extend the time in which we are required to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) pursuant to Release No. 33-8760, issued on December 15, 2006 by the SEC (the “Adopting Release”).  The Adopting Release adopted amendments to the Securities Exchange Act of 1934 to provide a transition period for newly public companies to comply with the internal control over financial reporting requirements of Section 404 of SOX.

The SEC agreed that we are considered a newly public company for the purposes of Section 404 of SOX since we were a shell company (as defined under Rule 405 of the Securities Act of 1933, as amended) prior to July 23, 2007, the date on which we effected a reverse acquisition.  Accordingly, we are not required to report on our internal control over financial reporting requirements until our annual report for the year ending December 31, 2008.

Item 9B.	Other Information.

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of March 25, 2008:

Name	Position	Age
Jian Fu	Chief Executive Officer and Director	44

XueZhu Xu	Chief Financial Officer	46

MingBiao Li	Chief Operating Officer	42

Ying Yuet	Chairman of the Board of Directors	54

Brian G. Cunat	Director	51

Joseph S. Rizzello	Director	60

Arnold Staloff	Director	63

Jian Fu, 44, has served as our Chief Executive Officer since July 2007. Prior to that, Mr. Fu served as Chief Executive Officer and as a director of Sino Palace Holdings Limited from January 2004 to July 2007. He worked at Hainan Plastic Industrial Co., Ltd. as Vice-Chairman of the Hainan Modern Technology Group from 1998 to December 2003 and as General Manager from 1985 to 1997. Mr. Fu received his undergraduate degree in Plastic Engineering Technique from South China Institute of Technology in 1985. He received an Advanced Certificate of MBA studies from Renmin University in 2004.

XueZhu Xu, 45, has served as our Chief Financial Officer since July 2007. Prior to that, Ms. Xu served as Chief Financial Officer of Sino Palace from January 2004 to July 2007. She worked at Hisense Company Limited as Chief Financial Officer from 1996 to December 2003. From 1990 to 1996 Ms. Xu worked as Accounting Manager at Hainan Hisense Group. She worked as the Accounting Manager in Hainan WenChang Foreign Trade Co. from 1981 to 1990. Ms. Xu graduated from Hainan Supply and Marketing School in 1981 with a Bachelor’s Degree in Accounting. She received an Advanced certificate of MBA studies from Renmin University in 2004.

MingBiao Li, 42, has served as our Chief Operating Officer since January 1, 2008, having served as our Vice President of Technology from July 2007 through December 2007. Prior to that, Mr. Li served as General Manager of Shiner International from January 2003 to March 2005 and Chairman of Shiner International from July 2004 to July 2007. He served as General Manager of Shiny-day from September 2003 to May 2004. From October 1997 to December 2002, he worked in Hainan Weilin Electron Co. as General Manager. Mr. Li served as Section Chief of the Project Investment and Evaluation group of the Guangxi Auto & Tractor Research Institution from 1995 to 1997. From 1990 to 1995, he headed up the automated equipment group at the Guangxi Auto & Tractor Research Institution. Mr. Li graduated from Tsinghua University in 1987 with a Bachelor’s degree in Automotive Engineering. He later obtained his Master’s in Transport Engineering from Beijing University in 1991.

Ying Yuet, 54, has served as our Chairman since July 2007. Prior to that, Mr. Ying served as Chairman and as a director of Sino Palace from January 2004 to July 2007. He served as Chairman of Nainan Modern Technology, the state-owned predecessor company of Sino Palace from 1996 to December 2003. Mr. Ying received his Bachelor’s Degree in Management from the Institute of the CPC Party School in April 2004. He received an Advanced certificate of MBA studies from Renmin People’s University in 2004 during a one-year study program he attended.

Brian G. Cunat, 51, has served as the President of Cunat, Inc., a land development, construction and property management firm since 1976. Since October 2007, he also has served as Chairman of Golden Eagle Community

Bank, a full service bank that he founded. From 1996 to November 2005, he was the Vice Chairman of the Board for Illinois State Bank, a bank that he founded in 1996. From 1993 to March 2004, Mr. Cunat was President of Royal Japan Corporation, a real estate development and property management firm based in Japan. In 1991, he founded Shamrock Health & Fitness Corporation, a full service health and fitness club. In 1984, he founded Westlane Bowling Center, a successful bowling facility business where he served as its President from inception to January 2006. Mr. Cunat has been active on many charitable and community organizations, including Kiwanis International President, Family Services and Community Mental Health, Home Builders Association, and Chicagoland Apartment Association. In 1997, he received the Entrepreneur of the Year Award from Ernst & Young and Inc. Magazine.

Joseph S. Rizzello, 60, has served as the Chief Executive Officer of National Stock Exchange, Inc. (“NSX”), the first all-electronic stock exchange in the United States and one of the largest stock markets in the United States since October 2006. Mr. Rizzello also has currently served as the Chairman of the Board of Directors and Chief Executive Officer of NSX Holdings, Inc., the parent company to NSX, since October 2006. Prior to that, Mr. Rizzello served as Special Advisor to the NSX Chief Executive Officer and Board of Directors from September 2004 to October 2006. He served as a Director on NSX’s Board from January 2002 to September 2004. From January 2001 to December 2003, Mr. Rizzello was Managing Director of Pershing LLC, a Bank of New York subsidiary and a leading global provider of securities processing and investment-related products and services. In addition, he served as President of Pershing Trading Company, LP (PTC) from January 2002 to December 2003. Before joining Pershing, Mr. Rizzello served as a Principal at Vanguard Brokerage Services (VBS), the brokerage arm of The Vanguard Group, Inc., in charge of Vanguard’s broker-dealer from 1998 to 2001. Earlier in his career, he served as Executive Vice President of Business Development, Products Development and Strategy at the Philadelphia Stock Exchange from 1985 through 1998 and President of the Philadelphia Board of Trade, the Philadelphia Stock Exchange’s futures subsidiary from 1987 through 1998. Mr. Rizzello was employed by Thomson McKinnon Securities, Inc. from 1974 to 1985 and served as Vice President of Sales and Branch Manager, where he built one of the firm’s top producing offices. In addition, Mr. Rizzello has served on a number of boards including the International Visitors Council, the Community College of Philadelphia Foundation, Temple University’s Business Curriculum Advisory Board and the Philadelphia chapter of the Pennsylvania Partnership on Economic Education.

Arnold Staloff, 63, has served on the Board of Directors of Lehman Brothers Derivative Products Inc. since 1998, Lehman Brothers Financial Products Inc. since 1994 and Exchange Lab Inc. since September 2001. Mr. Staloff served as Chairman of SFB Market Systems, Inc., a firm that manages all options symbols within the United States, from December 2005 to May 2007. He served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market making firm and foreign currency options floor broker from 1990 to February 2003. Throughout various periods of time from 1990 to 2003, Mr. Staloff served as a member of the Board of Governors, Executive Committee and Chairman of the Foreign Currency Options Committee of the Philadelphia Stock Exchange and its Finance, Marketing, Steering and New Products Committees. In 1995, Mr. Staloff was featured as the inventor of currency options in “The Vandals’ Crown” (Millman, Free Press, 1995). From 1989 to 1990, Mr. Staloff served as President and Chief Executive Officer of Commodity Exchange Inc. Prior to that, Mr. Staloff served as an officer of the Philadelphia Stock Exchange from 1971 to 1989. He served as the President of the Philadelphia Board of Trade from 1985 to 1989. From 1968 to 1971, Mr. Staloff began his career with the SEC, Trading and Markets Division. In addition, Mr. Staloff has served as a board member of other organizations such as the Options Clearing Corporation, the Composite Tape Association, the Options Price Reporting Authority, the National Futures Association, the Swiss Commodities, Futures and Options Association, and the Variety Club for Handicapped Children. Mr. Staloff holds a Bachelor of Business Administration from the University of Miami.

Our directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified. Our executive officers are appointed annually by the board of directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Messrs. Cunat, Rizzello and Staloff qualify as “independent” directors within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

Code of Ethics

On November 28, 2007, our board of directors adopted a Code of Conduct applicable to all members of the board of directors, our executive officers and employees. The Code of Conduct is filed as Exhibit 14 to this Annual Report on Form 10-K.

Committees of the Board of Directors

The board of directors has established an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is responsible for recommending independent auditors for selection by the board of directors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring our financial policies and internal control procedures, and reviewing and monitoring the provisions of non-audit services performed by our independent auditors. The Compensation Committee is responsible for reviewing and recommending salaries, bonuses and other compensation for our officers. The Compensation Committee is also responsible for administering our stock option plan and for establishing terms and conditions of all stock options granted under this plan.  The Nominating Committee is responsible for reviewing and recommending directors to be nominated to the board of directors. All of the members of the Audit Committee, the Compensation Committee and the Nominating Committee are non-employee directors. Mr. Staloff has been appointed to sit on the audit committee to serve as the audit committee financial expert. Mr. Staloff is considered independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as amended.

Our board of directors has appointed the following members to the following designated committees:

Audit	Messrs. Cunat, Rizzello and Staloff, with Mr. Staloff as Chairman.

Compensation:	Messrs. Cunat, Rizzello and Staloff, with Mr. Rizzello as Chairman.

Nominating:	Messrs. Cunat, Rizzello and Staloff, with Mr. Cunat as Chairman.

Audit Committee Financial Expert

The board of directors has an Audit Committee, which is comprised of Messrs. Cunat, Rizzello and Staloff. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each member of the Audit Committee is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Staloff qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our current and former principal executive officers, our two most highly compensated executive officers other than our current chief executive officer (collectively, the "named executive officers") for all services rendered in all capacities to the Company and Shiner Group, as our predecessor, for the fiscal years ended December 31, 2006 and December 31, 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Total
		($)	($)	($)
Jian Fu, Chief Executive Officer[1]	2007	$5,162	$7,788	$12,950
	2006	3,846	1,212	5,058
XueZhu Xu,, Chief Financial Officer[2]	2007	5,121	7,629	12,750
	2006	3,690	1,212	4,902
MingBiao Li, Chief Operating Officer[3]	2007	4,908	7,470	12,378
	2006	3,644	1,164	4,808
Zubeda Mohamed-Lakhani, former President	2007	0	0	0
and Chief Executive Officer[4]	2006	0	0	0

[1]
Prior to July 24, 2007, Mr. Fu served as the Chief Executive Officer of Shiner International, Inc., which was acquired by us on July 24, 2007. Compensation in 2006 represented compensation paid to Mr. Fu by the Shiner Group. Compensation in 2007 represented compensation paid to Mr. Fu by the Shiner Group and the Company.

[2]
Prior to July 24, 2007, Ms. Xu served as the Chief Financial Officer of Shiner International, Inc., which was acquired by us on July 24, 2007. Compensation in 2006 represented compensation paid to Ms. Xu by the Shiner Group. Compensation in 2007 represented compensation paid to Ms. Xu by the Shiner Group and the Company.

[3]
Prior to July 24, 2007, Mr. Li served as the Vice President of Technology of Shiner International, Inc., which was acquired by us on July 24, 2007. Compensation in 2006 represented compensation paid to Mr. Li by the Shiner Group. Compensation in 2007 represented compensation paid to Mr. Fu by the Shiner Group and the Company.

[4]
Ms. Mohamed-Lakhani resigned as our President and Chief Executive Officer on July 24, 2007. Ms. Mohamed-Lakhani was our sole executive officer for the fiscal year ended December 31, 2006 and did not receive any compensation for services provided to us in 2006 or 2007. We did not have any employment or consulting agreement with Ms. Mohamed-Lakhani.

Narrative Disclosure to Summary Compensation Table

The compensation provided to our named executive officers consists solely of a cash salary and cash bonus. We have not granted any stock options or other equity-based compensation to the named executive officers.

We currently have employment agreements with our executive officers, but do not provide for any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock options or other equity-based compensation to our named executive officers.

Director Compensation

The following table contains information concerning the compensation of our directors who received compensation during 2007, excluding directors who are named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
	($)	($)	($)	($)
Brian Cunat	$30,000	$159,570	$0	$189,570
Joseph Rizello	$30,000	$159,570	$0	$189,570
Arnold Staloff	$40,000	$159,570	$0	$199,570
Ying Yuet, Chairman of the Board	$16,034	$0	$0	$16,034

(1)
The dollar amounts recorded in the table for the option awards have been computed in accordance with the Statement of Financial Accounting Standards No.123 (as revised in 2004) (“SFAS No.123R”). Under SFAS 123R, our compensation cost relating to an option award is generally computed over the period of time in which the named executive officer is required to provide service to us in exchange for the award. For more information about the assumptions used to determine the cost these awards reported in the table, see Note 2, “Summary of Significant Accounting Policies” to the financial statements contained in this Annual Report on Form 10-K.

Narrative Description to Director Compensation Table

For his services as a director and as the Chairman of the Audit Committee, Mr. Staloff is entitled to receive $40,000 in cash per annum, to be paid in equal quarterly installments, of which $10,000 is to be paid for his services as Chairman of the Audit Committee. In addition, on November 19, 2007, Mr. Staloff received options to purchase 30,000 shares of our common stock, expiring on November 19, 2012, at an exercise price of $7.00 per share, with a three year vesting schedule.

For his services as a director, Mr. Cunat is entitled to receive $30,000 in cash per annum, to be paid in equal quarterly installments. In addition, on November 19, 2007, Mr. Cunat received options to purchase 30,000 shares of our common stock, expiring on November 19, 2012, at an exercise price of $7.00 per share, with a three year vesting schedule.

For his services as a director, Dr. Rizzello is entitled to receive $30,000 in cash per annum, to be paid in equal quarterly installments. In addition, on November 19, 2007, Mr. Rizzello received options to purchase 30,000 shares of our common stock, expiring on November 19, 2012, at an exercise price of $7.00 per share, with a three year vesting schedule.

For his services as Chairman of our board of directors, Mr. Yuet is entitled to receive $5,703 in cash per annum, to be paid in equal monthly installments. In addition, Mr. Yuet may receive an annual bonus.  For the fiscal year ended December 31, 2007, Mr. Yuet received a bonus of $10,331.

Our remaining directors do not receive any additional compensation for their service as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 24, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

		Number of Shares		Percent of Shares
Title of		Beneficially		Beneficially
Class	Name of Beneficial Owner[1]	Owned		Owned[2]

Common Stock	Jian Fu	58,650	[3]	*

Common Stock	XueZhu Xu	0		*

Common Stock	MingBiao Li	0		*

Common Stock	Ying Yuet	11,518,408		46.73%

Common Stock	Brian Cunat	0		*

Common Stock	Joseph Rizzello[4]	23,000		*

Common Stock	Arnold Staloff[5]	82,534		*

Common Stock	All officers and directors (7 persons)	11,682,592		47.39%

*	Less than 1 percent

[1]	Except as otherwise indicated, the address of each beneficial owner is c/o 9/F. Didu Bldg. No. 2. North Longkun Road, Haikou Hainan, China.

[2]
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Unless otherwise noted, we believe that all person named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

3.	Includes 51,000 shares held by Mr. Fu's spouse and warrants to purchase 7,650 shares of common stock exercisable until October 25, 2010 at $6 per share.

4.	Includes warrants to purchase 3,000 shares of common stock exercisable until October 22, 2010 at $6 per share.

5.	Includes warrants to purchase 10,700 shares of common stock exercisable until October 22, 2010 at $6 per share.

Equity Compensation Plan Information

Shiner has no stock option plan. However, we have granted compensatory stock options to certain non-management directors, as set forth in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	90,000	$7.00	0

Total	90,000	$7.00	0

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We are not a party to any transactions required to be disclosed pursuant to Item 404 of Regulation S-K, including any transaction between us and any officer, director or affiliates of Shiner that has a value in excess of $120,000.

Director Independence

Our board has determined that Messrs. Cunat, Rizzello and Staloff are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules. Each of Messrs. Cunat, Rizzello and Staloff serve on our audit, compensation and nominating committees.  No other directors serve on these committees.  In considering director independence, the board studied the shares of Shiner common stock beneficially owned by each of the directors as set forth under “Security Ownership of Certain Beneficial Owners and Management.”

Item 14.  Principal Accounting Fees and Services.

Manning Elliott LLP had been our independent accountants, until we dismissed them on July 24, 2007. On September 28, 2007, we appointed GPKM as our independent registered certified public accounting firm.

The following table sets forth fees billed to us by GPKM for professional services rendered for 2007 and 2006:

	2007	2006

Audit Fees	$115,000	$109,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$115,000	$109,250

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2007 and 2006, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by GPKM in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid in fiscal year 2007 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2007, GPKM did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services. The audit committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants. The approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee.

In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The audit committee will also consider whether the independent accountant is best positioned to provide the most effective and efficient service to our company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

PART IV

Item 15.  Exhibits.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

    The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

    The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SHINER INTERNATIONAL, INC.
Consolidated Financial Statements
For The Year Ended December 31, 2007 and 2006

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2007	F-2
Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-6 to F-21

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheet of Shiner International, Inc. as of December 31, 2007, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. ..  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 7, 2008

Shiner International, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007

December 31,
2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,607,434
Accounts receivable, net of allowance for doubtful accounts $84,964	8,988,559
Advances to suppliers	2,514,681
Note receivable	39,755
Inventory	6,411,267
Prepaid expense & other current assets	432,211

Total current assets	22,993,907

Property and equipment, net	5,242,178
Advance for purchase of equipment	3,409,721
Long-term prepaid expense	215,783
Intangible assets	339,593

TOTAL ASSETS	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,545,629
Other payables	1,396,233
Unearned revenue	520,056
Accrued payroll	41,267
Short term loan	822,528
Advance from related party	-
Dividend payable	65,110
Tax and welfare payable	924,137

Total current liabilities	8,314,960

Commitments and contingencies	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 shares issued and outstanding	24,650
Additonal paid-in capital	11,153,503
Other comprehensive income	1,384,391
Statutory reserve	2,374,069
Retained earnings	8,949,609
Total stockholders' equity	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006

Net Revenue	$42,762,615	$33,951,965

Cost of Revenue	34,225,643	27,328,787

Gross profit	8,536,972	6,623,178

Operating expenses
Selling expenses	1,331,904	1,578,585
General and administrative expenses	2,043,588	1,194,911
Total operating expenses	3,375,492	2,773,496

Income from operations	5,161,480	3,849,682

Non-operating income (expense):
Other income, net	72,713	278,545
Interest income	64,984	1,443
Interest expense	(96,235)	(330,530)
Exchange Gain (Loss)	(253,519)	(23,301)

Total non-operating income (expense)	(212,057)	(73,843)

Income before income tax	4,949,423	3,775,839

Income tax	409,294	214,504

Net income	4,540,129	3,561,335

Other comprehensive income
Foreign currency translation gain	953,081	282,693

Comprehensive Income	$5,493,210	$3,844,028

Weighted average shares outstanding :
Basic	19,222,329	16,500,000
Diluted	19,229,798	16,500,000

Earnings per share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2005	16,500,000	$16,500	$1,288,825	$148,617	$1,158,504	$4,634,733	$7,247,179

Change in foreign currency translation gain	-	-	-	282,693	-	-	282,693

Dividends	-	-	-	-	-	(1,917,943)	(1,917,943)

Net income	-	-	-	-	-	3,561,335	3,561,335

Transfer to statutory reserve	-	-	-	-	717,435	(717,435)	-

Balance December 31, 2006	16,500,000	16,500	1,288,825	431,310	1,875,939	5,560,690	9,173,264

Capital contribution	-	-	204,446	-	-	-	204,446

Recapitalization on reverse acquisiton	4,650,000	4,650	(39,517)	-	-	-	(34,867)

Dividends declared	-	-	-	-	-	(653,080)	(653,080)

Common Stock sold for cash	3,500,000	3,500	9,680,689	-	-	-	9,684,189

Stock compensation expense for options issued to directors	-	-	19,060	-	-	-	19,060

Change in foreign currency translation gain	-	-	-	953,081	-	-	953,081

Net income	-	-	-	-	-	4,540,129	4,540,129

Transfer to statutory reserve	-	-	-	-	498,130	(498,130)	-

Balance December 31, 2007	24,650,000	$24,650	$11,153,503	$1,384,391	$2,374,069	$8,949,609	$23,886,222

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,540,129	$3,561,335
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	656,170	494,216
Loss on disposal of property and equipment	8,347	17,991
Amortization	6,245	5,948
Stock compensation expense for options issued to directors	19,060	-
(Increase) / decrease in assets:
Accounts receivable	(1,846,491)	(1,064,201)
Inventory	(1,526,188)	200,212
Advances to suppliers	(1,068,576)	(234,056)
Other assets	120,099	15,599
Increase / (decrease) in current liabilities:
Accounts payable	57,102	735,793
Unearned revenue	55,822	111,142
Other payables	1,178,796	(706,358)
Accrued payroll	(12,890)	6,143
Tax and welfare payable	750,571	31,206

Net cash provided by (used in) operating activities	2,938,196	3,174,970

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) notes receivable	59,166	394,772
Acquisition of property and equipment	(241,627)	(1,100,933)
Advance for payment of equipment	(3,275,783)
Cash acquired with acquisition of Cartan Holdings, Inc.	3,610	-

Net cash used in investing activities	(3,454,634)	(706,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short -term loan payable	-	752,580
Repayment of advances	(3,634,418)	(3,094,115)
Dividend payable	(2,237,086)	(303,703)
Issuance of shares for cash	10,500,000	-
Payments of offering costs	(815,811)	-
Capital contribution	204,446	-

Net cash provided by (used in) financing activities	4,017,131	(2,645,238)

Effect of exchange rate changes on cash and cash equivalents	168,473	33,081

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,669,166	(143,348)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	938,268	1,081,616

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,607,434	$938,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$90,878	$54,635
Income taxes paid	$297,142	$119,230
Transfer from construction-in-process to property and equipment	$4,586	$1,187,706

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 1 - Organization and Basis of Presentation

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

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi; however the accompanying Consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2007 and 2006, the accounts of the Company were maintained, and their financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Note 2 – Summary of Significant Accounting Policies

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $84,964 at December 31, 2007.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $2,514,681 at December 31, 2007.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Notes Receivable

Notes receivable consist of several notes that are due from third parties.  The notes are generally due within six months from the date of issuance.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

At December 31, 2007, the following are the details of the property and equipment:

Operating equipment	$5,984,512
Vehicles	67,765
Office equipment	319,979
Buildings and improvements	1,084,730
7,456,986
Less accumulated depreciation	(2,214,808)
$5,242,178

Depreciation expense was $656,170 and $494,216 for the years ended December 31, 2007 and 2006, respectively.

Advance for Purchase of Equipment

As of December 31, 2007, the Company had advanced $3,409,721 for the purchase of bi-axially oriented polypropylene ("BOPP") film.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2007 and 2006 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of December 31, 2007.

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

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of December 31, 2007.  For the year ended December 31, 2007, the Company’s average stock price was greater than some of the exercise prices which resulted in additional common stock equivalents of 7,469.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	19,222,329	$0.24	16,500,000	$0.22
Effect of dilutive stock options and warrants	7,469	-	-	-
Diluted earnings per share	19,229,798	$0.24	16,500,000	$0.22

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $1,384,391 at December 31, 2007, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $953,081 and $282,693, respectively.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131 (SFAS No. 131), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the manner in which a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments (See Note 13).

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 - Inventory

The inventory as of December 31, 2007 consisted of the following:-

Raw Material	$3,569,017
Work in process	676,476
Finished goods	2,241,507
6,487,000
Less : Obsolescence Reserve	(75,733)
Net Inventory	$6,411,267

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 4 – Intangible Assets

Intangible assets at December 31, 2007 were as follows:

Rights to use land	$365,735
Less Accumulated amortization	(26,142)
$339,593

Per the People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2007 and 2006 amounted to $6,245 and $5,948, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2008-$6,245, 2009-$6,245, 2010-$6,245, 2011-$6,245 and 2012 -$6,245.

Note 5 – Short-term loan

Short-term loan at December 31, 2007 consists of the following:

Short-term bank loan. The term of the loan is from August 15, 2007 to February 15, 2008 with an interest rate of 7.227%. The loan is collateralized by buildings land use rights and machines. This loan was repaid in February 2008.	$822,528

Note 6 – Stockholders’ Equity

On October 22, 2007, the Company completed a final closing of a private placement offering of units pursuant to which they sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. Accordingly, the Company issued an aggregate of 3,500,000 shares of common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, the Company compensated four finders that assisted in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed as follows:

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Selected Finder	Cash	Warrants
Maxim Group LLC	$178,400	111,500
Four Tong Investments Ltd.	153,600	96,000
Global Hunter Securities, LLC	300,880	188,050
Basic Investors, Inc.	79,200	49,500
	$712,080	445,050

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

Note 7 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-		-
Granted	90,000	$7.00
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	90,000	$7.00	4.89	$-
Exercisable, December 31, 2007	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	3.5%
Expected life of the options	4 years
Expected volatility	122%
Expected dividend yield	0

Warrants

On October 22, 2007, the Company completed a private placement offering whereby they sold an aggregate of 3,500,000 shares of common stock and issued a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share.  In addition, the Company issued to four finders 445,050 warrants with the same terms and conditions as those granted in the private placement.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The following is a summary of the warrant activity:

Outstanding, December 31, 2006	-
Granted	970,050
Forfeited	-
Exercised	-
Outstanding, December 31, 2007	970,050

Note 8 – Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33% (30% federal and 3% provincial).  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	Years Ended
	December 31,
	2007	2006
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday	(25%)	(27%)
	8%	6%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

•	Shiny-Day – Exempt from provincial tax and 100% exemption from federal tax from January 1, 2005 to December 31, 2006 and 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

•	Shiner – Exempt from provincial tax and 100% exemption from federal tax from January 1, 2004 to December 31, 2005 and 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for the year ended December 31, 2007 and 2006 would have been lower by approximately $1,230,000 and $1,031,000, respectively.  The net effect on earnings per share had the income tax been applied at the regular rates would decrease basic and diluted earnings per share from $0.24 to $0.17 and $0.22 to $0.15 for the years ended December 31, 2007 and 2006, respectively.

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $19,906 and $106,912 for the years ended December 31, 2007 and 2006, respectively.  The Company has recorded welfare payable of $0 at December 31, 2007.

Note 10 – Statutory Common Welfare Fund

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

iii.
Allocations of 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Pursuant to the "Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2005 the Company did not have a deficit in the SCWF.  The Company has appropriated

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

$498,130 and $717,435 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2007 and 2006, respectively.

Note 11 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 9%, 9% and 8% of the Company’s raw materials for the year ended December 31, 2007.  Two vendors provided 14% and 11% of the Company’s raw materials for the year ended December 31, 2006.

One customer accounted for 31% of the Company’s sales for the year ended December 31, 2007.  Two customers accounted for 37% and 11% of the Company’s sales for the year ended December 31, 2006.

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

Note 12 – Contingent Liabilities

At December 31, 2007, the Company is contingently liable to banks for discounted and endorsed notes receivable and to vendors for endorsed notes receivable amounting to $2,200,951.

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Notes 13 – Segment Information

The Company’s business segments are packaging film and color printing. The following tables summarize segment information for the years ended December 31, 2007 and 2006:

	2007	2006

Revenues from unrelated entities
Color Printing	$14,282,551	$14,553,667
Packaging	28,480,064	19,398,298
	42,762,615	33,951,965

Intersegment revenues
Color Printing	217,469	2,845,322
Packaging	4,562,692	-
	4,780,161	2,845,322

Total Revenues
Color Printing	14,500,020	17,398,989
Packaging	33,042,756	19,398,298
Less Intersegment revenues	(4,780,161)	(2,845,322)
	42,762,615	33,951,965

Income from operations
Color Printing	949,473	1,077,142
Packaging	4,364,810	2,772,540
Holding Company	(152,803)	-
	5,161,480	3,849,682

Interest income
Color Printing	1,178	1,384
Packaging	9,605	59
Holding Company	54,201	-
	64,984	1,443

Interest Expense
Color Printing	3,184	90,039
Packaging	93,046	240,491
Holding Company	5	-
	96,235	330,530

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

	2007	2006

Income tax expense (benefit)
Color Printing	73,163	-
Packaging	336,131	214,504
Holding Company	-	-
	409,294	214,504

Net Income
Color Printing	852,030	1,108,661
Packaging	3,786,706	2,452,674
Holding Company	(98,607)	-
	4,540,129	3,561,335

Provision for depreciation
Color Printing	162,834	107,526
Packaging	493,336	386,690
Holding Company	-	-
	656,170	494,216

Total Assets
Color Printing	8,962,727
Packaging	21,074,650
Holding Company	2,163,805
	32,201,182

Shiner International, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 14 – Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended
	December 31,
Geographical Areas	2007	2006

Chinese Main Land	$33,601,456	$27,927,943
Asia	4,591,483	4,106,900
Africa	811,886	268,636
Australia	1,471,102	134,792
USA	801,440	675,866
South America	304,045	52,379
Europe	1,181,203	785,449
	$42,762,615	$33,951,965

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2008.

Shiner International, Inc.

By: /s/ Jian Fu
Name: Jian Fu
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned hereby appoints Qingtao Xing his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Shiner International, Inc. on Form 10-K for the year ended December 31, 2007 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Jian Fu	Chief Executive Officer and Vice Director	March 27, 2008
Jian Fu

/s/ XueZhu Xu	Chief Financial Officer and Chief Accounting Officer	March 27, 2008
XueZhu Xu

/s/ Yuet Ying	Chairman of the Board of Directors	March 27, 2008
Yuet Ying

/s/ Brian G. Cunat	Director	March 27, 2008
Brian G.Cunat

/s/ Joseph S. Rizzello	Director	March 27, 2008
Joseph S.Rizzello

/s/ Arnold Staloff	Director	March 27, 2008
Arnold Staloff

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.1
Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007, is incorporated herein by reference to Exhibit 2.1 to Shiner's Form 8-K dated July 23, 2007.

2.2
Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007, is incorporated herein by reference to Exhibit 2.2 to Shiner's Form 8-K dated July 23, 2007.

3.1	Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to Shiner's Form 8-K dated July 23, 2007.

3.2	Amended and Restated Articles of Incorporation, is incorporated herein by reference to Exhibit 3.3 to Shiner's Form 8-K dated July 23, 2007.

4.1	Specimen Stock Certificate, is incorporated herein by reference to Exhibit 4.1 to Shiner's Form 8-K dated July 23, 2007.

10.1
Registration Rights Agreement, dated as of September 30, 2007, between us and the investors signatory thereto, is incorporated herein by reference to Exhibit 10.1 to Shiner's Form SB-2 dated December 21, 2007.

10.2	Form of Common Stock Purchase Warrant, is incorporated herein by reference to Exhibit 10.2 to Shiner's Form SB-2 dated December 21, 2007.

10.3	Form of Stock Option Agreement, is incorporated herein by reference to Exhibit 10.3 to Shiner's Form SB-2 dated December 21, 2007.

10.4	Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu.*

10.5	Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu.*

10.6	Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li.*

14	Code of Conduct, is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form SB-2 dated December 21, 2007.

21	List of Subsidiaries.*

23	Consent of Goldman Parks Kurland Mohidin LLP, independent registered public accounting firm.*

31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*             Filed herewith.