Form 10-Q
period 2008-03-31
Shiner International, Inc.
filed 2008-05-06
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

001-33960
(Commission file number)

SHINER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0507398
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

19/F, Didu Building, Pearl River Plaza,
No. 2 North Longkun Road
Haikou, Hainan Province
China 570125
(Address of principal executive offices)

011-86-898-68581104
(Issuer’s telephone number)

N/A
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
Yes  ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                      Accelerated filer ☐
Non-accelerated filer  ☐                                                                        Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☒
On May 5, 2008, 24,650,000 shares of the registrant's common stock were outstanding.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

PART I – FINANCIAL INFORMATION

Item1.                 Financial Statements

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,409,835	$4,607,434
Accounts receivable, net of allowance for doubtful accounts
of $110,290 and $84,964	8,774,453	8,988,559
Advances to suppliers	4,395,207	2,514,681
Notes receivable	71,306	39,755
Inventory	6,467,665	6,411,267
Prepaid expense & other current assets	520,826	432,211

Total current assets	21,639,292	22,993,907

Property and equipment, net	9,242,617	5,457,961
Advance for purchase of equipment	117,665	3,409,721
Intangible assets	351,589	339,593

TOTAL ASSETS	$31,351,163	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,121,528	$4,545,629
Other payables	312,136	1,396,233
Unearned revenue	504,583	520,056
Accrued payroll	39,254	41,267
Short term loan	389,333	822,528
Dividend payable	67,734	65,110
Tax and welfare payable	455,027	924,137

Total current liabilities	4,889,595	8,314,960

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additional paid-in capital	11,193,395	11,153,503
Other comprehensive income	2,355,962	1,384,391
Statutory reserve	2,526,018	2,374,069
Retained earnings	10,361,543	8,949,609
Total stockholders' equity	26,461,568	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,351,163	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net Revenue	$11,277,937	$5,974,241

Cost of Revenue	8,739,790	4,969,523

Gross profit	2,538,147	1,004,718

Operating expenses
Selling expenses	310,919	208,525
General and administrative expenses	522,386	328,800
Total operating expenses	833,305	537,325

Income from operations	1,704,842	467,393

Non-operating income (expense):
Other income, net	75,160	155,790
Interest income	12,616	3,880
Interest expense	(16,832)	(21,268)
Exchange loss	(52,849)	(741)

Total non-operating income (expense)	18,095	137,661

Income before income tax	1,722,937	605,054

Income tax	159,054	58,453

Net income	1,563,883	546,601

Other comprehensive income
Foreign currency translation gain	971,571	95,856

Comprehensive Income	$2,535,454	$642,457

Weighted average shares outstanding :
Basic	24,650,000	16,500,000
Diluted	24,650,000	16,500,000

Earnings per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2007	24,650,000	$24,650	$11,153,503	$1,384,391	$2,374,069	$8,949,609	$23,886,222

Stock compensation expense for options issued to directors	-	-	39,892	-	-	-	39,892

Change in foreign currency translation gain	-	-	-	971,571	-	-	971,571

Net income	-	-	-	-	-	1,563,883	1,563,883

Transfer to statutory reserve	-	-	-	-	151,949	(151,949)	-

Balance March 31, 2008	24,650,000	$24,650	$11,193,395	$2,355,962	$2,526,018	$10,361,543	$26,461,568

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,563,883	$546,601
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	233,416	160,773
Loss on disposal of property and equipment
Amortization	1,662	1,529
Stock compensation expense for options issued to directors	39,892	-
(Increase) / decrease in assets:
Accounts receivable	566,534	1,424,140
Other receivable	-	76,882
Inventory	198,546	(1,005,045)
Advances to suppliers	(1,749,610)	(269,272)
Other assets	(68,454)	25,457
Increase / (decrease) in current liabilities:
Accounts payable	(1,601,050)	124,746
Unearned revenue	(35,812)	238,051
Other payables	(1,097,913)	2,395,624
Accrued payroll	(3,614)	9,749
Tax and welfare payable	(497,714)	185,061
Deposit	-	(140,596)

Net cash provided by (used in) operating activities	(2,450,234)	3,773,700

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) notes receivable	(29,438)	(104,545)
Acquisition of property and equipment	(366,318)	(306,034)

Net cash used in investing activities	(395,756)	(410,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	364,141	-
Repayment of short -term loan	(822,528)	(857,542)
Repayment of related parties advances	-	(2,950,356)
Capital contribution	-	49,231

Net cash used in financing activities	(458,387)	(3,758,667)

Effect of exchange rate changes on cash and cash equivalents	106,778	7,970

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,197,599)	(387,576)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,607,434	938,268

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,409,835	$550,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,098	$13,040
Income taxes paid	$164,664	$-
Transfer from advances payment for equipment to property and equipment	$3,370,957	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of March 31, 2008 and 2007, the accounts of the Company were maintained, and their financial statements were expressed in the Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $110,290 and $84,964 at March 31, 2008 and December 31, 2007, respectively.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $4,395,207 and $2,514,681 at March 31, 2008 and December 31, 2007, respectively.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	March 31, 2008	December 31, 2007
Operating equipment	$10,039,398	$5,984,512
Vehicles	-	67,765
Office equipment	406,685	319,979
Buildings and improvements	1,338,073	1,300,513
	$11,784,156	$7,672,769
Less: Accumulated depreciation	(2,541,539)	(2,214,808)
	$9,242,617	$5,457,961

Depreciation expense was $233,416 and $160,773 for the three months ended March 31, 2008 and 2007, respectively.

Advance for Purchase of Equipment

The Company had advanced $117,665 and $3,409,721 for the purchase of bi-axially oriented polypropylene ("BOPP") film at March 31, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and 2007 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 and zero options outstanding as of March 31, 2008 and 2007, respectively.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 (SFAS No. 128), “Earnings Per Share”.  Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128.  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of March 31, 2008.  For the three months ended March 31, 2008, the Company’s average stock price was not greater than any of the exercise prices.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations at March 31:

	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.06	16,500,000	$0.03
Effect of dilutive stock options and warrants		-		-
Diluted earnings per share	24,650,000	$0.06	16,500,000	$0.03

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,355,962 and $1,384,391 at March 31, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $971,571 and $95,856, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments (See Note 12).

Recent Accounting Pronouncements

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

Note 3 - Inventory

The inventory as of March 31, 2008 and December 31, 2007, respectively, consisted of the following:

	March 31, 2008	December 31, 2007
Raw Material	$4,024,765	$3,569,017
Work in process	670,944	676,476

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Finished goods	1,850,741	2,241,507
	6,546,450	6,487,000
Less: Obsolescence Reserve	(78,785)	(75,733)
Net Inventory	$6,467,665	$6,411,267

Note 4 - Intangible Assets

Intangible assets at March 31, 2008 and December 31, 2007, respectively, were as follows:

	March 31, 2008	December 31, 2007
Rights to use land	$380,475	$365,735
Less: Accumulated amortization	(28,886)	(26,142)
Net Intangible Assets	$351,589	$339,593

Per the People’s Republic of China’s (“PRC”) governmental regulations, the Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2008 and 2007 amounted to $1,662 and $1,529, respectively.

Note 5 - Short-term loan

Short-term loan at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Short-term bank loan. The term of the loan is from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 (8.12% at March 31, 2008). The loan is collateralized by a one-year time deposit.	$389,333	$-
Short-term bank loan. The term of the loan is from August 15, 2007 to February 15, 2008 with an interest rate of 7.227%. The loan is collateralized by buildings land use rights and machines. This loan was repaid in February 2008.		822,528

Note 6 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	90,000	$7.00	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	90,000	$7.0	-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Warrants

Following is a summary of the warrant activity

Outstanding as of December 31, 2007	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2008	970,050

Note 7 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 33% (30% federal and 3% provincial).  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended March 31,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday	(24%)	(23%)
	9%	10%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

•	Shiny-day - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2005 to December 31, 2006 and 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

•
Shiner Industrial - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2004 to December 31, 2005 and 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

According to the new income tax law, for those enterprises to which the 15% tax rate applicable previously, the applicable rates shall be as follows over the next five years:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	20%
2010	22%	22%	22%
2011	24%	24%	24%
2012	25%	25%	25%

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for the three months ended March 31, 2008 and 2007 would have been lower by approximately $427,000 and $139,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.06 to $0.05 and from $0.03 to $0.02  for the three months ended March 31, 2008 and 2007, respectively.

Note 8 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $1,141 and $7,459 for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded welfare payable of $818 and $0 at March 31, 2008 and December 31, 2007, respectively.

Note 9 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i	Making up cumulative prior years’ losses, if any;
ii
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund” (“SCWF”), which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “Statutory surplus reserve” requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Pursuant to the “Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced” (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December. 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At March 31, 2008, the Company did not have a deficit in the SCWF.

The Company has appropriated $151,949 and $129,673 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2008 and 2007, respectively.

Note 10 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 9% and 7% of the Company’s raw materials for the three months ended March 31, 2008.  Two vendors provided 11% and 9% of the Company’s raw materials for the three months ended March 31, 2007.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Two customers accounted for 24% and 10% of the Company’s sales for the three months ended March 31, 2008.  Two customers accounted for 34% and 16% of the Company’s sales for the three months ended March 31, 2007.

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

Note 11 - Contingent Liabilities

At March 31, 2008, the Company is contingently liable to banks for discounted and endorsed notes receivable and to vendors for endorsed notes receivable amounting to $474,228.

Note 12 – Segment Information

The Company’s business segments are in packaging film and color printing  The following tables summarize segment information for the three months ended March 31, 2008 and 2007:

	2008	2007

Revenues from unrelated entities
Color Printing	$2,824,095	$2,181,898
Packaging	8,453,842	3,792,343
	$11,277,937	$5,974,241

Intersegment revenues
Color Printing	$-	$-
Packaging	2,318,667	-
	$2,318,667	$-

Total Revenues
Color Printing	$2,824,095	$2,181,898
Packaging	10,772,509	3,792,343
Less Intersegment revenues	(2,318,667)	-
	$11,277,937	$5,974,241

Income from operations
Color Printing	$276,588	$87,385
Packaging	1,528,232	380,008
Holding Company	(99,978)	-
	$1,704,842	$467,393

Interest income
Color Printing	$405	$373
Packaging	9,353	3,507
Holding Company	2,858	-
$12,616	$3,880

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Interest Expense
Color Printing	$-	$-
Packaging	16,832	21,268
Holding Company	-	-
	$16,832	$21,268

Income tax expense (benefit)
Color Printing	$25,876	$6,894
Packaging	133,178	51,559
Holding Company	-	-
	$159,054	$58,453

Net Income
Color Printing	$261,634	$110,144
Packaging	1,359,369	436,457
Holding Company	(57,120)	-
	$1,563,883	$546,601

Provision for depreciation
Color Printing	$41,020	$75,083
Packaging	192,396	85,690
Holding Company	-	-
	$233,416	$160,773

Total Assets
Color Printing	$7,832,351
Packaging	21,301,529
Holding Company	2,217,283
	$31,351,163

Note 13 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended
	March 31,
Geographical Areas	2008	2007

Chinese Main Land	$8,736,700	$4,419,450
Asia (outside Main Land China)	1,327,720	1,004,267
Africa	131,960	35,638
Australia	312,971	192,209
USA	199,357	70,953
South America	307,425	37,683
Europe	261,804	214,041
	$11,277,937	$5,974,241

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

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

We operate in several markets within the packaging film segment: BOPP based films, coated films, anti-counterfeit films and color printed packaging materials. For the three months ended March 31, 2008, color printed packaging products made up 25.0% of our revenues, BOPP tobacco film made up 31.8% of our revenues, coated film accounted for 23.6% of our revenues and anti-counterfeit film sales equaled 19.6% of our revenues.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	$ Change	% Change
Revenues	$11,277,937	$5,974,241	$5,303,696	88.8%
Cost of Goods Sold	8,739,790	4,969,523	3,770,267	75.9%
Gross Profits	2,538,147	1,004,718	1,533,429	152.6%
Selling, General and Administrative Expenses	833,305	537,325	295,980	55.1%
Interest Expense (net)	4,216	17,388	13,172	75.8%
Other Income (Expense)	22,311	155,049	(132,738)	(85.6%)
Income Tax Expense	159,054	58,453	100,601	172.1%
Net Income	1,563,883	546,601	1,017,282	186.1%

Revenues

Revenues for the three months ended March 31, 2008 increased by 88.8% or $5,303,696 compared to the same period last year. Higher revenues resulted from a 37.1% increase in the sales of coated film, 125.5% increase in tobacco BOPP sales, 742.5% increase in the sales of anti-counterfeit film and 29.4% increase in color printing. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, the Company derived a gain of $2,133,206 from an increase in sales volume. Coated film sales grew by $137,499 due to higher unit prices and $581,515 due to higher sales volumes.

International sales for the three months ended March 31, 2008 totaled $2,541,237 accounting for approximately 22.5% of total revenues in comparison to $1,554,743 or 26.0% for the first quarter of 2007. A 31.3% or $986,494 increase in international sales was primarily due to 681.2% increase in the anti-counterfeit film sales.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2008 were 77.5% of revenues as compared to 83.2% of revenues during the three months ended March 31, 2007. Lower costs were due to the decrease in the prices of raw materials, such as polypropylene, derived directly from crude oil and subject to similar price fluctuations.

Gross Profit

Our gross profit during the three months ended March 31, 2008 was $2,538,147, representing a gross margin of 22.5%, an increase of 5.7% from gross margin of 16.8% that we experienced during the three months ended March 31, 2007. The increase in gross margin is due to product structure adjustment and technical improvement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 55.1% or $295,980 to $833,305 for the three months ended March 31, 2008 compared to $537,325 for the three months ended March 31, 2007. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended March 31, 2008 increased by 49.1% to $310,919 in comparison to the same period in 2007 due to increased transportation costs.  General and administrative expenses for the three months ended March 31, 2008 increased by 58.9% to $522,386 in comparison to the same period in 2007. The increase in general and administrative expense is due to increase in NASDAQ application cost and professional fees.

Interest Expense

Interest expense in the three months ended March 31, 2008 decreased 75.8% from the same period in 2007. This decrease is mainly attributable to the significant reduction in the Company's outstanding short-term debt.

Other Income (Expense)

The substantial decrease in other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2008 was 9.2% as opposed to 10.1% for the three months ended March 31, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the three months ended March 31, 2008 as compared to the same period for 2007 resulted from higher sales for the period, combined with a slightly lower rate of increase in cost of sales for the period.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Cash Flows

At March 31, 2008, we had $1,409,835 in cash and cash equivalents on hand. Our principal demands for liquidity are to increase capacity, raw materials purchases, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of March 31, 2008, we had one short-term loan of $389,333, with an interest rate of 8.12%. The loan is due on March 3, 2009 and is collateralized by a one-year time deposit. As of March 31, 2008, we had working capital of $16,749,697, an increase of $2,070,750 from our working capital at December 31, 2007. We anticipate that we will have adequate working capital to fund our operations and growth in the foreseeable future.

On October 22, 2007, we completed a private placement offering of units pursuant to which we sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. Accordingly, we issued an aggregate of 3,500,000 shares of common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, the Company compensated four finders that assisted in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed as follows:

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

Net cash flows provided by (used in) operating activities for the three months ended March 31, 2008 was ($2,450,234) compared to $3,773,700 for the three months ended March 31, 2007. This change in cash flows from operating activities was mainly due to the decreases of accounts payable of $1,601,050, other payables of $1,097,913, and cash paid for advances to suppliers of $1,749,610.

We used $395,756 in investing activities during the three months ended March 31, 2008 for the acquisition of property and equipment and payments on notes receivable.

We used $458,387 in financing activities in the three months ended March 31, 2008, which is from the payment of a short-term payable.

Assets

As of March 31, 2008, our accounts receivable decreased by $214,106 compared with the balance as of December 31, 2007. The decrease in accounts receivable on three months ended March 31, 2008 was due to increased collection on our accounts receivable balance.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $31,511 in the same period. Advances to suppliers increased by $1,880,526 while inventory increased by $56,398 during the three months ended March 31, 2008.

Liabilities

Our accounts payable decreased by $1,424,101 in the three months ended March 31, 2008 and other payables decreased by $1,084,097 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) fell by $15,473 and tax and welfare payable decreased by $469,110 over the same period.  Short-term loans also decreased by $433,195 due to the repayment of the outstanding principal balance of our previously existing short-term bank loan in February 2008.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through private placement offerings of our securities.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the US Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Recent Accounting Pronouncements

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk
Not required

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II.                      OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.    Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiner International, Inc.

May 6, 2008	By:	/s/ Fu Jian
Fu Jian Chief Executive Officer (Principal Executive Officer)

May 6, 2008	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)