Form 10-Q
period 2008-06-30
Shiner International, Inc.
filed 2008-07-31
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

On July 31, 2008, 24,650,000 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHINER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,489,874	$4,607,434
Accounts receivable, net of allowance for doubtful accounts of $95,333 and $84,964	10,849,461	8,988,559
Advances to suppliers	2,209,911	2,514,681
Notes receivable	566,546	39,755
Inventory	7,484,518	6,411,267
Prepaid expense & other current assets	287,840	432,211

Total current assets	23,888,150	22,993,907

Property and equipment, net	11,679,423	5,457,961
Advance for purchase of equipment	644,532	3,409,721
Intangible assets	357,963	339,593

TOTAL ASSETS	$36,570,068	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,551,759	$4,545,629
Other payables	273,890	1,396,233
Unearned revenue	510,114	520,056
Accrued payroll	38,432	41,267
Short term loan	2,112,216	822,528
Dividend payable	63,236	65,110
Tax and welfare payable	194,585	924,137

Total current liabilities	7,744,232	8,314,960

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additional paid-in capital	11,233,287	11,153,503
Other comprehensive income	2,854,073	1,384,391
Statutory reserve	2,700,012	2,374,069
Retained earnings	12,013,814	8,949,609
Total stockholders' equity	28,825,836	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,570,068	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$14,160,149	$9,767,737	$25,438,086	$15,741,978	$11,277,937	$5,974,241

Cost of Revenue	11,339,794	7,973,205	20,079,584	12,942,728	8,739,790	4,969,523

Gross profit	2,820,355	1,794,532	5,358,502	2,799,250	2,538,147	1,004,718

Operating expenses
Selling expenses	393,461	253,733	704,380	462,258	310,919	208,525
General and administrative expenses	598,654	542,072	1,121,040	870,872	522,386	328,800
Total operating expenses	992,115	795,805	1,825,420	1,333,130	833,305	537,325

Income from operations	1,828,240	998,727	3,533,082	1,466,120	1,704,842	467,393

Non-operating income (expense):
Other income, net	49,872	92,300	125,032	248,090	75,160	155,790
Interest income	4,823	861	17,439	4,741	12,616	3,880
Interest expense	(1,879)	(18,287)	(18,711)	(39,555)	(16,832)	(21,268)
Exchange loss	107,634	(25,634)	54,785	(26,375)	(52,849)	(741)

Total non-operating income (expense)	160,450	49,240	178,545	186,901	18,095	137,661

Income before income tax	1,988,690	1,047,967	3,711,627	1,653,021	1,722,937	605,054

Income tax	162,425	103,752	321,479	162,205	159,054	58,453

Net income	1,826,265	944,215	3,390,148	1,490,816	1,563,883	546,601

Other comprehensive income
Foreign currency translation gain	498,111	76,102	1,469,682	171,958	971,571	95,856

Comprehensive Income	$2,324,376	$1,020,317	$4,859,830	$1,662,774	$2,535,454	$642,457

Weighted average shares outstanding :
Basic	24,650,000	16,500,000	24,650,000	16,500,000	24,650,000	16,500,000
Diluted	24,650,000	16,500,000	24,650,000	16,500,000	24,650,000	16,500,000

Earnings per share:
Basic	$0.07	$0.06	$0.14	$0.09	$0.06	$0.03
Diluted	$0.07	$0.06	$0.14	$0.09	$0.06	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2007	24,650,000	$24,650	$11,153,503	$1,384,391	$2,374,069	$8,949,609	$23,886,222

Stock compensation expense for options issued to directors	-	-	79,784	-	-	-	79,784

Change in foreign currency translation gain	-	-	-	1,469,682	-	-	1,469,682

Net income	-	-	-	-	-	3,390,148	3,390,148

Transfer to statutory reserve	-	-	-	-	325,943	(325,943)	-

Balance June 30, 2008	24,650,000	$24,650	$11,233,287	$2,854,073	$2,700,012	$12,013,814	$28,825,836

The accompanying notes are an integral part of these consolidated financial statements

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,390,148	$1,490,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	504,833	325,653
Amortization	3,370	3,074
Stock compensation expense for options issued to directors	79,784	-
(Increase) / decrease in assets:
Accounts receivable	(1,250,123)	463,131
Inventory	(644,135)	(1,059,345)
Advances to suppliers	453,167	49,216
Other assets	163,963	(41,482)
Increase / (decrease) in current liabilities:
Accounts payable	(282,581)	688,416
Unearned revenue	(42,255)	183,528
Other payables	(1,291,544)	2,643,616
Accrued payroll	(5,347)	10,263
Tax and welfare payable	(768,666)	141,651

Net cash provided by operating activities	310,614	4,898,537

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) notes receivable	(510,753)	(51,967)
Acquisition of property and equipment	(3,316,369)	(203,287)

Net cash used in investing activities	(3,827,122)	(255,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	2,027,538	-
Repayment of short -term loan	(822,528)	-
Repayment of related parties advances	-	(3,586,124)
Dividend paid	(5,904)	(1,631,032)
Capital contribution	-	214,592

Net cash provided by (used in) financing activities	1,199,106	(5,002,564)

Effect of exchange rate changes on cash and cash equivalents	199,842	27,592

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,117,560)	(331,689)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,607,434	938,268

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,489,874	$606,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,326	$36,420
Income taxes paid	$344,717	$81,339
Transfer from advances payment for equipment to property and equipment	$2,907,621	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The Company is engaged in the research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Foreign Currency Translation

The accounts of the Company were maintained, and their financial statements were expressed in the RMB. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the SFAS No. 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

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
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	June 30, 2008	December 31, 2007
Operating equipment	$10,332,791	$5,984,512
Vehicles	-	67,765
Office equipment	438,000	319,979
Buildings and improvements	3,783,966	1,300,513
	$14,554,757	$7,672,769
Less: Accumulated depreciation	(2,875,334)	(2,214,808)
	$11,679,423	$5,457,961

Depreciation expense was $504,833 and $325,653 for the six months ended June 30, 2008 and 2007, respectively.

Advance for Purchase of Equipment

The Company had advanced $644,532 and $3,409,721 for the purchase of bi-axially oriented polypropylene ("BOPP") film at June 30, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2008 and 2007 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 and zero options outstanding as of June 30, 2008 and 2007, respectively.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company (i) made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 and (ii) recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share”. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of June 30, 2008.  For the six months ended June 30, 2008, the Company’s average stock price was not greater than any of the exercise prices.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30:

	Three Months Ended June 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.07	16,500,000	$0.06
Effect of dilutive stock options and warrants		-		-
Diluted earnings per share	24,650,000	$0.07	16,500,000	$0.06

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.14	16,500,000	$0.09
Effect of dilutive stock options and warrants		-		-
Diluted earnings per share	24,650,000	$0.14	16,500,000	$0.09

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,854,073 and $1,384,391 at June 30, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,469,682 and $171,958, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

Note 3 - Inventory

The inventory as of June 30, 2008 and December 31, 2007, respectively, consisted of the following:

	June 30, 2008	December 31, 2007
Raw Material	$4,353,241	$3,569,017
Work in process	775,514	676,476
Finished goods	2,436,365	2,241,507
	7,565,120	6,487,000
Less: Obsolescence Reserve	(80,602)	(75,733)
Net Inventory	$7,484,518	$6,411,267

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 4 - Intangible Assets

Intangible assets at June 30, 2008 and December 31, 2007, respectively, were as follows:

	June 30, 2008	December 31, 2007
Rights to use land	$389,244	$365,735
Less: Accumulated amortization	(31,281)	(26,142)
Net Intangible Assets	$357,963	$339,593

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Amortization expense for the Company’s intangible assets for the six months ended June 30, 2008 and 2007 amounted to $3,370 and $3,074, respectively.

Note 5 - Short-term loan

Short-term loan at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Short-term bank loan. The term of the loan is from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 (8.12% at June 30, 2008). The loan is collateralized by a one-year time deposit.	$285,401	$-

Short-term bank loan. The term of the loan is from April 24, 2008 to April 24, 2009 with an interest rate of 8.049%. The loan is collateralized by a one-year time deposit.	367,815	-

Short-term bank loan. The term of the loan is from May 30, 2008 to May 30, 2009 with an interest rate of 7.8435%. The loan is collateralized by buildings land use rights and machines.	1,459,000	-

Short-term bank loan. The term of the loan is from August 15, 2007 to February 15, 2008 with an interest rate of 7.227%. The loan is collateralized by buildings land use rights and machines. This loan was repaid in February 2008.	-	822,528
	$2,112,216	$822,528

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 6 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	90,000	$7.00	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2008	90,000	$7.00	-

Warrants

Following is a summary of the warrant activity:

Outstanding as of December 31, 2007	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	970,050

Note 7 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 33% (30% federal and 3% provincial).  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Six Months Ended June 30,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1)%	(1)%
Effect of tax holiday	(24)%	(23)%
	9%	10%

The Company operates in a privileged economic zone which entitles them to certain tax benefits (tax holiday) as follows:

•	Shiny-day - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2005 to December 31, 2006 and 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

•
Shiner Industrial - Exempt from provincial tax and 100% exemption from federal tax from January 1, 2004 to December 31, 2005 and 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

According to the new PRC income tax law, for those enterprises to which the 15% tax rate applicable previously, the applicable rates shall be as follows over the next five years:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	20%
2010	22%	22%	22%
2011	24%	24%	24%
2012	25%	25%	25%

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for the six months ended June 30, 2008 and 2007 would have been lower by approximately $941,000 and $400,000, respectively. The net effect on earnings per share had income tax been applied would have decreased basic and diluted earnings per share from $0.14 to $0.10 and from $0.09 to $0.07 for the six months ended June 30, 2008 and 2007, respectively.

Note 8 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $4,541and $6,167 for the six months ended June 30, 2008 and 2007, respectively. The Company has recorded welfare payable of $667 and $0 at June 30, 2008 and December 31, 2007, respectively.

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

The Company appropriated $325,943 and $180,501 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2008 and 2007, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 10 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 33% and 17% of the Company’s raw materials for the six months ended June 30, 2008. Two vendors provided 18% and 16% of the Company’s raw materials for the six months ended June 30, 2007.

Two customers accounted for 25% and 8% of the Company’s sales for the six months ended June 30, 2008. Two customers accounted for 32% and 14% of the Company’s sales for the six months ended June 30, 2007.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 11 - Contingent Liabilities

At June 30, 2008, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $2,204,578.

Note 12 – Segment Information

The Company’s business segments are in packaging film and color printing The following tables summarize the Company’s segment information for the six months ended June 30, 2008 and 2007:

	2008	2007

Revenues from unrelated entities
Color Printing	$5,739,442	$8,743,079
Packaging	19,698,644	6,998,899
	$25,438,086	$15,741,978

Intersegment revenues
Color Printing	$274,701	$5,915
Packaging	4,418,411	383,156
	$4,693,112	$389,071

Total Revenues
Color Printing	$6,014,143	$8,748,994
Packaging	24,117,055	7,382,055
Less Intersegment revenues	(4,693,112)	(389,071)
	$25,438,086	$15,741,978

Income from operations
Color Printing	$422,347	$226,927
Packaging	3,154,621	1,239,193
Holding Company	(43,886)	-
	$3,533,082	$1,466,120

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Interest income
Color Printing	$1,046	$737
Packaging	13,514	4,004
Holding Company	2,879	-
	$17,439	$4,741

Interest Expense
Color Printing	$-	$3,135
Packaging	18,711	36,420
Holding Company	-	-
	$18,711	$39,555

Income tax expense (benefit)
Color Printing	$42,828	$17,858
Packaging	278,651	144,347
Holding Company	-	-
	$321,479	$162,205

Net Income
Color Printing	$391,656	$269,582
Packaging	3,228,826	1,221,234
Holding Company	(230,334)	-
	$3,390,148	$1,490,816

Provision for depreciation
Color Printing	$41,596	$57,642
Packaging	463,237	268,011
Holding Company	-	-
	$504,833	$325,653

Total Assets
Color Printing	$8,160,814
Packaging	26,352,176
Holding Company	2,057,078
	$36,570,068

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 13 - Geographical Sales

Geographical distribution of sales is as follows:

	Six Months Ended
	June 30,
Geographical Areas	2008	2007

Chinese Main Land	$20,349,688	$11,497,169
Asia (outside Main Land China)	2,625,231	2,493,664
Africa	326,898	226,472
Australia	667,141	495,750
USA	324,217	313,666
South America	509,548	208,467
Europe	635,363	506,790
	$25,438,086	$15,741,978

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report and in our SEC filings.

Overview

We develop, manufacture and distribute packaging film and color printed packaging through our operating subsidiaries. Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in the PRC and each of our subsidiaries was formed under the laws of the PRC.

We currently conduct our business through the following four operating subsidiaries in the PRC:

•	Shiner Industrial located in Haikou, Hainan Province;
•	Shiny-day also located in Haikou, Hainan Province;
•	Zhuhai located in Zhuhai, Guangdong Province; and
•	Modern located in Haikou, Hainan Province.

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the six months ended June 30, 2008, color printed packaging products made up 22.6% of our revenue, BOPP tobacco film made up 35.1% of our revenue, coated film accounted for 23.3% of our revenue and anti-counterfeit film sales equaled 19.0% of our revenue.

Our current production capacity consists of:

•	Three coated film lines with total capacity of 6,000 tons a year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;
•	One BOPP film production line with capacity of 7,000 tons a year;
•	Three color printing lines; and
•	Three anti-counterfeit film lines.

We are targeting growth through four main channels: (i) the continuation of our efforts to gain international market share in coated film through better pricing and excellent after-sale service; (ii) the expansion of our sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) the development of “next generation” films, and (iv) the possible acquisition of an anti-counterfeit technology company.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	$ Change	% Change
Revenues	$14,160,149	$9,767,737	$4,392,412	45.0%
Cost of Goods Sold	11,339,794	7,973,205	3,366,589	42.2%
Gross Profits	2,820,355	1,794,532	1,025,823	57.2%
Selling, General and Administrative Expenses	992,115	795,805	196,310	24.7%
Interest Expense (net)	1,879	18,287	(16,408)	(89.7)%
Other Income (Expense)	49,872	92,300	(42,428)	(46.0)%
Income Tax Expense	162,425	103,752	58,673	56.6%
Net Income	1,826,265	944,215	882,050	93.4%

Revenues

Our revenues for the three months ended June 30, 2008 increased by 45.0% or $4,392,412 compared to the same period last year. Higher revenues resulted from a 101.1% increase in tobacco BOPP sales and 439.2% increase in the sales of anti-counterfeit film The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $3,769,753 from an increase in sales volume. Anti-counterfeit film sales grew by $136,826 due to higher unit prices and $2,008,106 due to higher sales volumes.

International sales for the three months ended June 30, 2008 totaled $2,527,557, accounting for approximately 17.9% of total revenues in comparison to $2,696,802 or 27.6% for the second quarter of 2007. A 6.3% or $169,245 decrease in international sales.

Cost of Goods Sold

Our cost of goods sold during the three months ended June 30, 2008 were 80.1% of revenues as compared to 81.6% of revenues during the three months ended June 30, 2007. Lower costs were due to product structure adjustments and technical improvements.

Gross Profit

Our gross profit during the three months ended June 30, 2008 was $2,820,355, representing a gross margin of 19.9%, an increase of 1.5% from a gross margin of 18.4% that we experienced during the three months ended June 30, 2007. The increase in gross margin is due to product structure adjustment and technical improvement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 24.7% or $196,310 to $992,115 for the three months ended June 30, 2008 compared to $795,805 for the three months ended June 30, 2007. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended June 30, 2008 increased by 55.1% to $393,461 in comparison to the same period in 2007 due to increased transportation costs. General and administrative expenses for the three months ended June 30, 2008 increased by 10.4% to $598,654 in comparison to the same period in 2007. The increase in general and administrative expense is due in part to an increase in professional fees.

Interest Expense

Interest expense in the three months ended June 30, 2008 decreased 89.7% from the same period in 2007. This decrease is mainly attributable to the significant reduction in our outstanding short-term debt.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2008 was 8.2% as opposed to 9.9% for the three months ended June 30, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the three months ended June 30, 2008 as compared to the same period for 2007 was the result of higher sales, combined with a slightly lower rate of increase in the cost of sales for the period.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	% Change
Revenues	$25,438,086	$15,741,978	$9,696,108	61.6%
Cost of Goods Sold	20,079,584	12,942,728	7,136,856	55.1%
Gross Profits	5,358,502	2,799,250	2,559,252	91.4%
Selling, General and Administrative Expenses	1,825,420	1,333,130	492,290	36.9%
Interest Expense (net)	18,711	39,555	(20,844)	(52.7)%
Other Income (Expense)	125,032	248,090	(12,058)	(49.6)%
Income Tax Expense	321,479	162,205	159,274	98.2%
Net Income	3,390,148	1,490,816	1,899,332	127.4%

Revenues

Our revenues for the six months ended June 30, 2008 increased by 61.6% or $9,696,108 compared to the same period last year. Higher revenues resulted from a 13.6% increase in the sales of coated film, 110.3% increase in tobacco BOPP sales and 545.1% increase in the sales of anti-counterfeit film. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $5,898,304 from an increase in sales volume. Coated film sales grew by $622,060 due to higher sales volumes and $86,404 by higher unit prices. Anti-counterfeit film sales grew by $4,337,948 due to higher sales volumes.

International sales for the six months ended June 30, 2008 totaled $5,068,556 accounting for approximately 19.9% of total revenues in comparison to $4,251,545 or 27.1% for the six months ended June 30 of 2007. A 19.2% or $817,011increase in international sales was primarily due to 681.2% increase in the anti-counterfeit film sales.

Cost of Goods Sold

Our cost of goods sold during the six months ended June 30, 2008 were 78.9% of revenues as compared to 82.2% of revenues during the six months ended June 30, 2007. Lower costs were due to product structure adjustments and technical improvements.

Gross Profit

Our gross profit during the six months ended June 30, 2008 was $5,358,502, representing a gross margin of 21.1%, an increase of 3.3% from a gross margin of 17.8% that we experienced during the six months ended June 30, 2007. The increase in gross margin is due to product structure adjustment and technical improvement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 36.9% or $492,290 to $1,825,420 for the six months ended June 30, 2008 compared to $1,333,130 for the six months ended June 30, 2007. Selling expenses for the six months ended June 30, 2008 increased by 52.4% to $704,380 in comparison to the same period in 2007 due to increased transportation costs. General and administrative expenses for the six months ended June 30, 2008 increased by 28.7% to $1,121,040 in comparison to the same period in 2007. The increase in general and administrative expense is due in part to an increase in regulatory filings and professional fees.

Interest Expense

Our interest expense in the six months ended June 30, 2008 decreased 52.7% from the same period in 2007. This decrease is mainly attributable to the significant reduction in the Company's outstanding short-term debt.

Other Income (Expense)

The decrease in our other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2008 was 8.7% as opposed to 9.8% for the six months ended June 30, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the six months ended June 30, 2008 as compared to the same period for 2007 was the result of higher sales, combined with a slightly lower rate of increase in the cost of sales for the period.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At June 30, 2008, we had $2,489,874 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of June 30, 2008, we had three short-term loans outstanding for a total of $2,112,216, with interest rates between 8.049% and 8.451%. The loans are due between March 3, 2009 and May 30, 2009 and are collateralized by a one year time deposit or by buildings land use rights and machinery. As of June 30, 2008, we had working capital of $16,143,918, an increase of $1,464,971 from our working capital at December 31, 2007. We anticipate that we will have adequate working capital to fund our operations and growth in the foreseeable future.

On October 22, 2007, we completed a private placement offering pursuant to which we sold an aggregate of 3,500,000 units at an offering price of $3.00 per unit for aggregate gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. Accordingly, we issued an aggregate of 3,500,000 shares of common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, we compensated four finders that assisted in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed as follows:

	Cash	Warrants
Selected Finder
Maxim Group LLC	$178,400	111,500
Four Tong Investments Ltd.	153,600	96,000
Global Hunter Securities, LLC	300,880	188,050
Basic Investors, Inc.	79,200	49,500
	$712,080	445,050

The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering.

Net cash flows provided by operating activities for the six months ended June 30, 2008 was $310,614compared to $4,898,537 for the six months ended June 30, 2007. This change in cash flows from operating activities was mainly due to the decreases of other payables of $1,291,544, increase in accounts receivable of $1,250,123, and decrease in tax and welfare payable of $768,666.

We used $3,827,122 in investing activities during the six months ended June 30, 2008 for the acquisition of property and equipment and payments on notes receivable.

Cash provided from financing activities in the six months ended June 30, 2008 was $1,199,106, which included is from the proceeds from a short term loan of $2,027,538, offset by the payment of both a short-term payable of $822,528 and dividends paid of $5,904.

Assets

As of June 30, 2008, our accounts receivable increased by $1,860,902 compared with the balance as of December 31, 2007. The increase in accounts receivable on six months ended June 30, 2008 was due primarily to increased sales. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $526,791 in the same period. Advances to suppliers decreased by $304,770 while inventory increased by $1,073,251 during six months ended June 30, 2008.

Liabilities

Our accounts payable increased by $6,130 in the six months ended June 30, 2008 and other payables decreased by $1,122,343 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) fell by $9,942 and tax and welfare payable decreased by $729,552 over the same period. Short-term loans increased by $1,289,688 due to the receipt of proceeds from a new loans entered into during the six months ended June 30, 2008.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through private placement offerings of our securities.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS  141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of ARB No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

SHINER INTERNATIONAL, INC.

July 31, 2008	By:	/s/ Jian Fu
Jian Fu Chief Executive Officer (Principal Executive Officer)

July 31, 2008	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)