Form 10-Q
period 2008-09-30
Shiner International, Inc.
filed 2008-11-10
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

On November 10, 2008, 24,650,000 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHINER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,610,137	$4,607,434
Accounts receivable, net of allowance for doubtful accounts
of $144,049 and $84,964	11,653,565	8,988,559
Advances to suppliers	2,659,604	2,514,681
Notes receivable	380,380	39,755
Inventory	8,764,445	6,411,267
Prepaid expense & other current assets	259,774	432,211

Total current assets	26,327,905	22,993,907

Property and equipment, net	15,211,527	5,457,961
Advance for purchase of equipment	-	3,409,721
Intangible assets	357,210	339,593

TOTAL ASSETS	$41,896,642	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,855,739	$4,545,629
Other payables	363,878	1,396,233
Unearned revenue	433,898	520,056
Accrued payroll	37,912	41,267
Short-term loans	3,288,407	822,528
Dividend payable	63,141	65,110
Tax and welfare payable	147,575	924,137

Total current liabilities	11,190,550	8,314,960

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additional paid-in capital	11,174,179	11,153,503
Other comprehensive income	2,929,940	1,384,391
Statutory reserve	2,893,175	2,374,069
Retained earnings	13,684,148	8,949,609
Total stockholders' equity	30,706,092	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,896,642	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$15,159,122	$12,331,074	$40,597,208	$27,630,207

Cost of Goods Sold	12,312,144	10,559,937	32,391,728	22,996,228

Gross profit	2,846,978	1,771,137	8,205,480	4,633,979

Operating expenses
Selling expenses	427,943	310,505	1,132,323	835,176
General and administrative expenses	765,306	312,934	1,886,346	1,190,893
Total operating expenses	1,193,249	623,439	3,018,669	2,026,069

Income from operations	1,653,729	1,147,698	5,186,811	2,607,910

Non-operating income (expense):
Other income, net	464,488	236,310	589,520	496,692
Interest income	3,425	4,671	20,864	12,961
Interest expense	(41,104)	(22,458)	(59,815)	(62,013)
Exchange loss	(43,126)	(37,702)	11,659	(134,287)

Total non-operating income (expense)	383,683	180,821	562,228	313,353

Income before income tax	2,037,412	1,328,519	5,749,039	2,921,263

Income tax	173,915	98,347	495,394	245,979

Net income	1,863,497	1,230,172	5,253,645	2,675,284

Other comprehensive income
Foreign currency translation gain	75,867	272,402	1,545,549	441,905

Comprehensive Income	$1,939,364	$1,502,574	$6,799,194	$3,117,189

Weighted average shares outstanding :
Basic	24,650,000	19,987,500	24,650,000	17,675,275
Diluted	24,650,000	19,987,500	24,650,000	17,675,275

Earnings per share:
Basic	$0.08	$0.06	$0.21	$0.15
Diluted	$0.08	$0.06	$0.21	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2007	24,650,000	$24,650	$11,153,503	$1,384,391	$2,374,069	$8,949,609	$23,886,222

Stock compensation expense for options issued to directors	-	-	119,676	-	-	-	119,676

Payment of stock offering costs			(99,000)				(99,000)

Change in foreign currency translation gain	-	-		1,545,549	-	-	1,545,549

Net income	-	-	-	-	-	5,253,645	5,253,645

Transfer to statutory reserve	-	-	-	-	519,106	(519,106)	-

Balance September 30, 2008	24,650,000	$24,650	$11,174,179	$2,929,940	$2,893,175	$13,684,148	$30,706,092

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,253,645	$2,675,284
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	814,053	490,344
Amortization of land lease	5,099	4,645
Stock compensation expense for options issued to directors	119,676	-
(Increase) / decrease in assets:
Accounts receivable	(2,019,719)	(436,192)
Inventory	(1,883,856)	(1,959,974)
Advances to suppliers	22,660	215,631
Other assets	193,681	86,828
Increase / (decrease) in current liabilities:
Accounts payable	2,054,534	616,955
Unearned revenue	(118,679)	744,938
Other payables	(1,310,057)	2,556,195
Accrued payroll	(6,006)	23,522
Tax and welfare payable	(821,866)	156,140

Net cash provided by operating activities	2,303,165	5,174,316

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) on notes receivable	(331,185)	18,186
Acquisition of property and equipment	(6,446,892)	(223,526)
Cash acquired with acquisition of Cartan Holdings, Inc.	-	3,610

Net cash used in investing activities	(6,778,077)	(201,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	3,184,857	-
Repayment of short -term loan	(822,528)	(3,604,422)
Dividend paid	(6,218)	(1,618,945)
Capital contribution	-	204,446
Payment of offering cost	(99,000)	-

Net cash provided by (used in) financing activities	2,257,111	(5,018,921)

Effect of exchange rate changes on cash and cash equivalents	220,504	37,951

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,997,297)	(8,384)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,607,434	938,268

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,610,137	$929,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Loan interest paid	$60,980	$42,786
Note discount interest paid	$-	$18,804
Income taxes paid	$527,360	$190,656
Transfer from advances payment for equipment to property and equipment	$3,409,721	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc., a Nevada corporation formerly known as Cartan Holdings, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and Line of Business

Shiner was incorporated in the State of Nevada on November 12, 2003.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

Foreign Currency Translation

The accounts of the Company were maintained, and their financial statements were expressed in the RMB. Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with this market value and allowance is made to write down inventories to market value, if lower.

Notes Receivable

Notes receivable consist of several notes that are due from third parties that bear no interest. The notes are generally due within six months from the date of issuance.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	September 30, 2008	December 31, 2007
	(unaudited)
Operating equipment	$16,787,098	$5,984,512
Vehicles	-	67,765
Office equipment	461,135	319,979
Buildings and improvements	1,157,622	1,300,513
	$18,405,855	$7,672,769
Less: Accumulated depreciation	(3,194,328)	(2,214,808)
	$15,211,527	$5,457,961

Depreciation expense was $814,053 and $490,344 for the nine months ended September 30, 2008 and 2007, respectively and $309,220 and $164,691 for the three months ended September 30, 2008 and 2007, respectively.

Advance for Purchase of Equipment

The Company had advanced $ 0 and $3,409,721 for the purchase of bi-axially oriented polypropylene ("BOPP") film at September 30, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2008 and 2007 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 and zero options outstanding as of September 30, 2008 and 2007, respectively.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company (i) made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 and (ii) recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share”. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of September 30, 2008.  For the three and nine months ended September 30, 2008, the Company’s average stock price was not greater than any of the exercise prices.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30:

	Three Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.08	19,987,500	$0.06
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,650,000	0.08	19,987,500	0.06

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.21	17,675,275	$0.15
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,650,000	$0.21	17,675,275	$0.15

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,929,940 and $1,384,391 at September 30, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,545,549 and $411,905, respectively and during the three months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $75,867 and $272,402, respectively.

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

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of its operations.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. This pronouncement will likely have a material impact on business acquisitions made after January 1, 2009.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

Note 3 - Inventory

The inventory as of September 30, 2008 and December 31, 2007, respectively, consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw Material	$5,031,320	$3,569,017
Work in process	1,025,524	676,476
Finished goods	2,707,601	2,241,507
	8,764,445	6,487,000
Less: Obsolescence Reserve	-	(75,733)
Net Inventory	$8,764,445	$6,411,267

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Note 4 - Intangible Assets

Intangible assets at September 30, 2008 and December 31, 2007, respectively, were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Rights to use land	$390,312	$365,735
Less: Accumulated amortization	(33,102)	(26,142)
Net Intangible Assets	$357,210	$339,593

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2008 and 2007 amounted to $5,099 and $4,645, respectively, and for the three months ended September 30, 2008 and 2007 amounted to $1,729 and $1,571, respectively.

Note 5 - Short-term loans

Short-term loans at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
The term of the loan is from August 15, 2007 to February 15, 2008 with an interest rate of 7.227%. The loan is collateralized by buildings land use rights and machines. This loan was repaid in February 2008.	$-	$822,528

The term of the loan is from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 (8.12% at September 30, 2008). The loan is collateralized by a one-year time deposit.	399,104	-

The term of the loan is from April 24, 2008 to April 24, 2009 with an interest rate of 8.049%. The loan is collateralized by a one-year time deposit.	255,903	-

The term of the loan is from May 30, 2008 to May 30, 2009 with an interest rate of 7.8435%. The loan is collateralized by buildings land use rights and machines.	1,463,000	-

The term of the loan is from July 10, 2008 to May 30, 2009 with an interest rate of 7.844%. The loan is collateralized by buildings, land use rights and machines.	731,500

The term of the loan is from August 15, 2008 to May 30, 2009 with an interest rate of 7.844%. The loan is collateralized by buildings, land use rights and machines.	438,900
	$3,288,407	$822,528

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Note 6 - Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	90,000	$7.00	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2008	90,000	$7.00	-

Warrants

Following is a summary of the warrant activity:

Outstanding as of December 31, 2007	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2008	970,050

Note 7 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended September 30,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9%)	(9%)
Effect of tax holiday	(16%)	(18%)
	9%	7%

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Nine Months Ended September 30,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9%)	(9%)
Effect of tax holiday	(16%)	(17%)
	9%	8%

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiny-day - 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

•	Shiner Industrial - 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

According to the new PRC income tax law, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall be as follows over the next five years:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	20%
2010	22%	22%	22%
2011	24%	24%	24%
2012	25%	25%	25%

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for the three months ended September 30, 2008 and 2007 would have been lower by approximately $519,000 and $353,000, respectively. The net effect on earnings per share had income tax been applied would have decreased basic and diluted earnings per share from $0.08 to $0.05 and from $0.06 to $0.04 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 income would have been lower by approximately $1,459,000 and $747,000, respectively. The net effect on earnings per share had income tax been applied would have decreased basic and diluted earnings per share from $0.21 to $0.15 and from $0.15 to $0.11 for the nine months ended September 30, 2008 and 2007, respectively.

Note 8 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $36,775 and $20,797 or the nine months ended September 30, 2008 and 2007, respectively. The Company has recorded welfare payable of $686 and $0 at September 30, 2008 and December 31, 2007, respectively.

Note 9 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “Statutory surplus reserve” requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company appropriated $519,106 and $300,748 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the nine months ended September 30, 2008 and 2007, respectively and $193,163 and $120,247 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the three months ended September 30, 2008 and 2007, respectively .

Note 10 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 9% and 5% of the Company’s raw materials for the nine months ended September 30, 2008. One vendor provided 11% of the Company’s raw materials for the nine months ended September 30, 2007.

Two customers accounted for 18% and 8% of the Company’s sales for the nine months ended September 30, 2008. One customer accounted for 33% of the Company’s sales for the nine months ended September 30, 2007.

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

Note 11 - Contingent Liabilities

At September 30, 2008, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $1,278,486.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Note 12 - Segment Information

The Company’s business segments are in packaging film and color printing. The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues from unrelated entities
Color Printing	$3,009,476	$1,379,042	$8,748,918	$10,122,121
Packaging	12,149,646	10,952,032	31,848,290	17,508,086
	15,159,122	$12,331,074	$40,597,208	$27,630,207

Intersegment revenues
Color Printing	$205,113	$44	$479,814	$5,959
Packaging	1,059,190	603,129	5,477,601	986,285
	1,264,304	$603,173	$5,957,416	$992,244

Total Revenues
Color Printing	$3,214,589	$1,373,127	$9,228,732	$10,122,121
Packaging	13,208,836	11,561,120	37,325,891	18,500,330
Less Intersegment revenues	(1,264,304)	(603,173)	(5,957,416)	(992,244)
	$15,159,122	$12,331,074	$40,597,208	$27,630,207

Income from operations
Color Printing	$(71,343)	$278,169	$351,004	$505,096
Packaging	2,128,741	845,456	5,283,362	2,078,741
Holding Company	(403,669)	24,073	(447,555)	24,073
	$1,653,729	$1,147,698	$5,186,811	$2,607,910

Interest income
Color Printing	$715	$380	$1,761	$1,117
Packaging	2,562	4,291	16,076	11,844
Holding Company	148	-	3,027	-
	$3,425	$4,671	$20,864	$12,961

Interest Expense
Color Printing	$-	$23	$-	$3,158
Packaging	41,104	22,435	59,815	58,855
Holding Company	-	-	-
	$41,104	$22,458	$59,815	$62,013

Income tax expense (benefit)
Color Printing	$(3,401)	$25,736	$39,427	$43,594
Packaging	177,316	72,611	455,967	202,385
Holding Company	-	-	-	-
	$173,915	$98,347	$495,394	$245,979

Net Income
Color Printing	$(573,268)	$268,070	$(181,612)	$537,652
Packaging	2,206,430	963,153	5,435,256	2,138,683
Holding Company	230,334	(1,051)	-	(1,051)
	$1,863,497	$1,230,172	$5,253,645	$2,675,284

Provision for depreciation
Color Printing	$136,112	$56,495	$177,708	$114,137
Packaging	173,108	108,196	636,345	376,207
Holding Company	-	-	-	-
	$309,220	$164,691	$814,053	$490,344

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

As of
September 30,
2007
Total Assets
Color Printing	$7,760,946
Packaging	32,117,455
Holding Company	2,018,241
$41,896,642

Note 13 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographical Areas	2008	2007	2008	2007

Chinese Main Land	$11,808,486	$10,010,396	$32,158,174	$21,064,720
Asia (outside Main Land China)	1,615,058	954,747	4,240,289	3,448,411
Africa	260,955	210,635	587,853	437,107
Australia	420,116	415,374	1,087,257	911,124
USA	470,111	356,682	794,328	670,348
South America	90,782	93,068	600,330	301,535
Europe	493,614	290,172	1,128,977	796,962
	$15,159,122	12,331,074	$40,597,208	27,630,207

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this Quarterly Report. Throughout this Quarterly Report we will refer to Shiner International, Inc., together with its subsidiaries, as “Shiner,” the “Company,” “we,” “us,” and “our.”

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the nine months ended September 30, 2008, color printed packaging products made up 21.6% of our revenue, BOPP tobacco film made up 32.2% of our revenue, coated film accounted for 23.9% of our revenue and anti-counterfeit film sales equaled 22.3% of our revenue.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change	% Change
Revenues	$15,159,122	$12,331,074	$2,828,048	22.9%
Cost of Goods Sold	12,312,144	10,559,937	1,752,207	16.6%
Gross Profits	2,846,978	1,771,137	1,075,841	60.7%
Selling, General and Administrative Expenses	1,193,249	623,439	569,810	91.4%
Interest Expense (net)	(37,679)	(17,787)	(19,892)	(111.8%)
Other Income, net	464,488	236,310	228,178	96,6%
Income Tax Expense	173,915	98,347	75,568	76.8%
Net Income	1,863,497	1,230,172	633,325	51.5%

Revenues

Our revenues for the three months ended September 30, 2008 increased by 22.9% or $2,828,048 compared to the same period last year. Higher revenues resulted from a 27.8% increase in tobacco BOPP sales and 933.7% increase in the sales of anti-counterfeit film. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $303,478 due to higher unit prices and $598,891 due to an increase in sales volume. Anti-counterfeit film sales grew by $ 179,182 due to higher unit prices and $3,637,141 due to higher sales volumes.

International sales for the three months ended September 30, 2008 totaled $3,350,636 accounting for approximately 22.0%of total revenues in comparison to $2,320,678 or 18.9%for the three months ended September 30, 2007 which is a 44.4% or $1,029,958 increase in international sales.

Cost of Goods Sold

Our cost of goods sold during the three months ended September 30, 2008 were 81.2% of revenues as compared to 85.6% of revenues during the three months ended September 30, 2007. Lower costs were due to product structure adjustments and technical improvements.

Gross Profit

Our gross profit during the three months ended September 30, 2008 was $2,846,978, representing a gross margin of 18.8%, an increase of 4.4% from a gross margin of 14.4% that we experienced during the three months ended September 30, 2007. The increase in gross margin is due to product structure adjustment and technical improvement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 91.4% or $569,810 to $1,193,249 for the three months ended September 30, 2008 compared to $623,439 for the three months ended September 30, 2007. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended September 30, 2008 increased by 37.8% to $427,943 in comparison to the same period in 2007 due to increased transportation costs. General and administrative expenses for the three months ended September 30, 2008 increased by 144.6% to $765,306 in comparison to the same period in 2007. The increase in general and administrative expense is due in part to an increase in professional fees.

Interest Expense

Interest expense in the three months ended September 30, 2008 increased by 83.0% from the same period in 2007. This increase is mainly attributable to the increase in our outstanding short-term debt.

Other Income (Expense)

The increase in other income was due in large part to an increase in waste materials that can be sold.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2008 was 8.5% as opposed to 7.4% for the three months ended September 30, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the three months ended September 30, 2008 as compared to the same period for 2007 was the result of higher sales, combined with a slightly higher gross margin percentage offset by higher operating expenses.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	% Change
Revenues	$40,597,208	$27,630,207	$12,967,001	46.9%
Cost of Goods Sold	32,391,728	22,996,228	9,395,500	40.9%
Gross Profits	8,205,480	4,633,979	3,571,501	77.1%
Selling, General and Administrative Expenses	3,018,669	2,026,069	992,600	49.0%
Interest Expense (net)	(38,951)	(49,052)	10,101	20.6%)
Other Income, net	589,520	496,692	92,828	18.7%)
Income Tax Expense	495,394	245,979	249,415	101.4%
Net Income	5,253,645	2,675,284	2,578,361	96.4%

Revenues

Our revenues for the nine months ended September 30, 2008 increased by 46.9% or $12,967,001 compared to the same period last year. Higher revenues resulted from a 4.5% increase in the sales of coated film, 85.8% increase in tobacco BOPP sales and 681.3% increase in the sales of anti-counterfeit film. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, we derived a gain of $8,137,285 from an increase in sales volume. Coated film sales grew by $33,362 due to higher sales volumes and $386,687 by higher unit prices. Anti-counterfeit film sales grew by $8,430,438 due to higher sales volumes.

International sales for the nine months ended September 30, 2008 totaled $8,439,034 accounting for approximately 20.8%of total revenues in comparison to $6,565,487or 23.8% for the nine months ended September 30 of 2007. A 28.5% or $1,873,547 increase in international sales was primarily due to a 763% increase in the anti-counterfeit film sales.

Cost of Goods Sold

Our cost of goods sold during the nine months ended September 30, 2008 were 79.8% of revenues as compared to 83.2% of revenues during the nine months ended September 30, 2007. Lower costs were due to product structure adjustments and technical improvements.

Gross Profit

Our gross profit during the nine months ended September 30, 2008 was $8,205,480, representing a gross margin of 20.2%, an increase of 3.4% from a gross margin of 16.8% that we experienced during the nine months ended September 30, 2007. The increase in gross margin is due to product structure adjustment and technical improvement.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 49.0% or $992,600 to $3,018,669 for the nine months ended September 30, 2008 compared to $2,026,069 for the nine months ended September 30, 2007. Selling expenses for the nine months ended September 30, 2008 increased by 35.6% to $297,147 in comparison to the same period in 2007 due to increased transportation costs. General and administrative expenses for the nine months ended September 30, 2008 increased by 58.4% to $695,453 in comparison to the same period in 2007. The increase in general and administrative expense is due in part to an increase in regulatory filings and professional fees.

Interest Expense

Our interest expense in the nine months ended September 30, 2008 decreased 3.5% from the same period in 2007. This decrease is mainly attributable to a reduction in the note discount interest paid.

Other Income (Expense)

The increase in other income was due in large part to an increase in waste materials that can be sold.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2008 was 8.6% as opposed to 8.4% for the nine months ended September 30, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the nine months ended September 30, 2008 as compared to the same period for 2007 was the result of higher sales, combined with a slightly higher gross margin percentage offset by higher operating expenses.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At September 30, 2008, we had $2,610,137 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of September 30, 2008, we had five short-term loans outstanding for a total of $3,288,407, with interest rates between 7.84% and 8.12%. The loans are due between March 3, 2009 and May 30, 2009 and are collateralized by a one year time deposit or by buildings land use rights and machinery. As of September 30, 2008, we had working capital of $15,137,355, an increase of $458,408 from our working capital at December 31, 2007. We anticipate that we will have adequate working capital to fund our operations and growth in the foreseeable future.

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

Net cash flows provided by operating activities for the nine months ended September 30, 2008 was $2,303,165 compared to $5,174,316 for the nine months ended September 30, 2007. This change in cash flows from operating activities was mainly due to increase in inventory of $1,883,856 and accounts receivable of $2,019,719, offset by decreases in other payables of $1,310,057 and tax and welfare payable of $821,866.

We used $6,778,077 in investing activities during the nine months ended September 30, 2008 for the acquisition of property and equipment and payments on notes receivable.

Cash provided from financing activities in the nine months ended September 30, 2008 was $2,257,111, and included the proceeds from a short term loan of $3,184,857, offset by the payment of both a short-term payable of $822,528 and dividends of $6,218.

Assets

As of September 30, 2008, our accounts receivable increased by $2,665,006 compared with the balance as of December 31, 2007. The increase in accounts receivable on nine months ended September 30, 2008 was due primarily to increased sales. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $340,625 in the same period. Advances to suppliers increased by $144,923 and inventory increased by $2,353,178 during nine months ended September 30, 2008.

Liabilities

Our accounts payable increased by $2,310,110 in the nine months ended September 30, 2008 and other payables decreased by $1,032,355 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $86,158 and tax and welfare payable decreased by $776,562 over the same period.

Short-term loans increased by $2,465,879 due to the receipt of proceeds from a new loans entered into during the nine months ended September 30, 2008.

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

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” which addresses whether nonrefundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS  141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of ARB No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will not have an impact on our financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Item 1A.Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5.Other Information

None.

Item 6.Exhibits

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

SHINER INTERNATIONAL, INC.

November 10, 2008	By:	/s/ Jian Fu
Jian Fu Chief Executive Officer (Principal Executive Officer)

November 10, 2008	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)