Form 10-K
period 2008-12-31
Shiner International, Inc.
filed 2009-03-24
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☑

On March 20, 2009, 24,650,000 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 was approximately $39,698,864.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2008 are incorporated by reference into Part III of this annual report.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments.	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters
	and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

PART III

Item 10.	Directors and Executive Officers of the Registrant	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	35
Item 13.	Certain Relationships and Related Transactions	35
Item 14.	Principal Accountant Fees and Services	35

PART IV

Item 15.	Exhibits and Financial Statement Schedules	36

SIGNATURES

EXHIBITS

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

Item 1.  Business.

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in the People's Republic of China ("China" or the “PRC”) through our operating subsidiaries. Our principal executive offices are located at19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, PRC 570125. Our telephone number is +86-898-68581104. Our website is http://www.shinerinc.com.

Our primary business consists of the research and development, manufacture, marketing, sale and distribution of technology driven advanced packaging film products.  Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in the PRC and each of our subsidiaries was formed under the laws of the PRC. We currently conduct our business through the following four operating subsidiaries in the PRC (collectively, the “Shiner Group”):

•	Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) was incorporated on May 21, 2003 and is headquartered in Haikou, Hainan Province;

•	Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) was incorporated on March 19, 2004 and is headquartered in Haikou, Hainan Province;

•	Zhuhai Huanuo Packaging Material Co., Ltd. (“Zhuhai”) was incorporated on December 25, 2006 and is headquartered in Zhuhai, Guangdong Province; and

•	Hainan Modern Hi-Tech Industrial Co., Ltd. (“Hainan Hi-Tech”) was incorporated on October 27, 2006 and is headquartered in Haikou, Hainan Province.

We operate in several markets within the packaging film segment: bi-axially oriented polypropylene (“BOPP”) based films, coated films, anti-counterfeit films and color printed packaging materials. For the year ended December 31, 2008, color printed packaging products made up 19.0% of our revenue, BOPP tobacco film made up 35.1% of our revenue, coated film accounted for 25.6% of our revenue and anti-counterfeit film sales equaled approximately 20.3% of our revenue. Currently, our overall production capacity consists of:

•	Five coated film lines with total capacity of 15,000 tons per year;

•	One BOPP tobacco film production line with total capacity of 3,500 tons per year;

•	One BOPP film production line with total capacity of 7,000 tons per year;

•	Three color printing lines; and

•	Four anti-counterfeit film lines with total capacity of 2,500 tons per year.

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

We were incorporated as Cartan Holdings Inc. on November 12, 2003 in Nevada.  Since July 23, 2007, our principal place of business has been based in China.   As a result of a share exchange transaction, we changed our name to Shiner International, Inc. on July 24, 2007.

Our Business Operations

Shiner Industrial

Shiner Industrial produces four main types of packaging film: common BOPP film for package over-wraps,  shrink-wrap and anti-counterfeit films.

BOPP refers to the manufacture of polypropylene films using an orienting system. BOPP is manufactured by three different processes, with resulting films having different properties. Production can be achieved through the bubble process, the sequential-machine direction orienting trans-direction (“MDTD”) stentering process, or the simultaneous MDTD orienting-stentering process. Shiner Industrial uses the sequential or the double bubble process, in which a polypropylene film is oriented in two directions (machine and transverse directions). BOPP films are widely applicable for printing, lamination and over-wrap packaging. The main benefits of BOPP films are its stiffness, durability, high tensile strength and clear optics. BOPP films range from 15 to 50 microns, and can be single or double coated with co-extruded structures, in transparent, opaque, or metalized varieties. Additionally, BOPP films can be treated with acrylic and Poly-vinylidene Chloride (“PVDC”) coatings for increased sealing and barrier properties. The films use mainly homo-polymer polypropylene and random co-polymer polypropylene.

Anti-counterfeit film is a specialty product derived from BOPP film. Because piracy is a major concern both within China and internationally, companies are attempting to combat this problem on national and global levels. Many companies currently rely on holographing technology to address piracy and counterfeiting concerns. However, we believe that our technology more effectively protects our customers from piracy and counterfeiting. We use proprietary technology to develop specialized anti-counterfeit film products.

Shiner Industrial currently has one BOPP tobacco film production line with total capacity of 3,500 tons per year; three anti-counterfeit film lines with an annual capacity of 1,000 tons; and one 10-color printing line.

Shiny-day

Shiny-day has primary responsibility for our color printing operations.  Shiny-day is convenient for customers looking for one-stop service in fulfilling their packaging and color printing needs.  It is able to fulfill the printing needs of multiple manufacturers, primarily consumer goods companies, located in the PRC.  Shiny-day currently has two 8-color printing lines.

Zhuhai

Zhuhai produces BOPP film, coated film and anti-counterfeit film.  It currently has one BOPP film production line with an annual capacity of 7,000 tons, two coated film lines with an annual capacity of 9,000 tons and one anti-counterfeit film line with an annual capacity of 1,500 tons.

Hainan Hi-Tech

Hainan Hi-Tech produces coated film products and owns three coated film lines with an annual capacity of 6,000 tons.

We have received a number of accolades for our products over the years.  Shiner Industrial was nominated as the National Standardization Creator for both coated and anti-counterfeit films by the Industrial Standards Administration of the PRC in June 2007. This nomination recognizes that Shiner Industrial’s products are created on the forefront of technology, are perfected through its strong technological strength in the functional packaging films industry, and heighten the barriers of entry for new market entrants.  We received the 2004-2005 Annual Technology Advancing Certificate by People’s Government of Haikou for our BOPP laser holographic anti-counterfeit shrinkable film. Additionally, this product was selected to be listed in the China Reputable Products Database by the China Enterprises Union. We have further been honored as a National New Product by the Ministry of Science and Technology of the PRC and Ministry of Commerce of the PRC for our BOPP laser anti-counterfeit film.

We were awarded the World Chinese Entrepreneurs Creativity Medal for our industry-leading flexible packaging materials and two of our research and development projects were selected as “Key Sci-tech Projects of Hainan Province” by the Department of Science and Technology of Hainan Province. the Ministry of Science and Technology of the PRC has certified us as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

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

Industrial growth is a key driver of demand for coated and laminated film materials. In the PRC during the past 3 to 5 years, the increasing demand for coated and laminated film has predominantly been driven by:

•	international consumer goods companies relocating operations into mainland China;

•	concerted efforts by the Chinese government to improve safety, hygiene and sanitation in consumer products in order to reduce contamination and spoilage;

•	growth in consumer incomes in the PRC during the past 5 to 10 years have led consumers to demand more convenience (e.g. individual packaged snacks) and attractive packaging without adding weight; and

•	concern over protection from product tampering.

From the manufacturer to the grocer and to the consumer’s home, airtight plastic packaging helps keep foods and other products fresh and free from contamination without adding bulk.

Coated Film, Tobacco and other BOPP Based Film

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

Anti-counterfeit Film

Piracy and counterfeit products have resulted in both significant economic losses to manufacturers and health problems to consumers on a global basis. Consequently, a market for anti-counterfeit film packaging and other related products has developed. Accordingly, we believe it would be valuable for us to place greater emphasis on growing our current anti-counterfeit film packaging business.

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

Coated Film, Tobacco and other BOPP Based Film

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

Coated film is a functional packaging film in which a thin layer of polyolefin-based film is sealed either on one or both sides of the film with a varying type of chemical substance (coating layer). Depending on which coating layer is used, coated films have greater endurance and tensile strength and can be produced in heat-resistant, shrink-wrapped, pealable or other varieties. Coated films are known for their superior moisture, vapor, flavor and aroma barrier traits, as well as their clarity and superior printability. The base film is generally either BOPP, bi-oriented polyethylene terephthalate polyester film (“PET”) or nylon (“BOPA”), depending on the needs of the end-user. When BOPP film is used, it can be coated with acrylic, PVDC or thermoplastic polyvinyl alcohol (“PVOH”). PVDC is a type of recognized packaging material with high barrier properties for water vapor, oxygen, aroma or flavor and other gases such as nitrogen and carbon dioxide. PVOH is used for its excellent oxygen barrier properties. When an acrylic layer is applied, it works as a protective armor and is well-suited for multiple types of water-based inks or ultra-violet inks to print upon. The use of water-based inks is preferred by most customers because of its cost savings and its environmentally-beneficial advantages as compared to oil-based inks.  To our knowledge, we are the only producer of acrylic coated film in the PRC.  In terms of its function as an oxygen barrier, BOPP film has an average of 2000 ml oxygen infiltrate for every square meter. PVDC has an average of 10 ml oxygen infiltrate for every square meter. PVOH has an average of 0.7 ml oxygen infiltrate for every square meter. All films can be surface-printed, reverse-printed or used unprinted.

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

Shiner International currently has four anti-counterfeit film machines, three coated film lines, two BOPP tobacco film line and one 10-color color printing line. Our coated film lines have the ability to apply single-coated (one-side, either inside or outside) or double-coated (both inside and outside) layers in a variety of plastic materials depending on the end-user’s need, such as PVDC, PVOH or acrylic.

Sales and Marketing

Since 2003, we have concentrated on forming an experienced, knowledgeable and customer-oriented marketing team. Currently, we have 25 employees in our marketing group, 17 of these employees have been working in the industry for five years or more and are familiar with buyers’ changing needs and concerns. In order to effectively serve the needs of different customers, marketing functions are divided into four units:

•	Coated film;

•	BOPP tobacco and anti-counterfeit film;

•	Color printing; and

•	International.

Coated Film

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

Shiny-day’s marketing personnel typically serve both our coated film products and color printing customers in China in order to provide them with the convenience of “full service” from a single vendor.

BOPP Tobacco Film

We have established a well-respected reputation in China's BOPP tobacco films industry and are generally able to deal directly with our customer base, as opposed to dealing through intermediaries. Since we have already received the approval of the Chinese government, quality requirements, price requirements, service and relationships play a greater role in maintaining established customers and obtaining new ones. Because of the attractive location of our plant and facilities in Haikou on Hainan Island, generally known as the “Hawaii” of China, we frequently invite potential customers to visit and inspect our operations first-hand.  We also host many of the annual tobacco and other large industry management conventions.

Anti-counterfeit Film

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

In 2007 and 2008, we spent over $260,000 and $300,000, respectively, on international marketing and promotion and we have budgeted $400,000 for such expenses in 2009, which includes travel, industry advertising, and exhibition fees.

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

•
Quality - In the domestic Chinese market, our products generally exceed accepted industry standards, while overseas, our products have received international and U.S. Food and Drug Administration ("FDA") certification and have proven to equal or even exceed the quality of industry leaders.

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

•
Research - We have 14 patents, eight patent applications pending and two trademarks issued by the PRC.  Our research and development team includes over 20 engineers, several of whom hold masters' degrees in related fields. In 2006, we entered into a five-year research agreement with China’s Science & Technology University, under which we own the proprietary rights to all findings to dedicated research projects which are undertaken at our request. We pay the university estimated fees of $12,850 annually under this agreement.

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

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 60% of the raw materials for Shiner Industrial’s BOPP tobacco film operation are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd. In contrast, only about 7.1% of the raw materials for our coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in the PRC.

Shiny-day purchases all of its raw materials domestically in the PRC. There are numerous suppliers for these raw materials. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in Shiny-day’s production process that are provided by any sole source supplier.

Zhuhai's BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs.  In 2008, this saved us approximately $65 per ton in raw material costs.

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

Coated Film

We are the leading producer of coated film in the PRC, with approximately 30% of market share of the PRC domestic coated film output in 2008. Our domestic competitors exist only in the form of smaller rivals with an average capacity of several hundred tons. Approximately 80% of our sales are made directly to customers, with the remaining 20% being sold through domestic distributors servicing one-off, small-scale packaging operations. We believe we are a premier producer of coated films nationally, and enjoy a reputation both for first-rate quality and service.

We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales, are subject to pre-payment on all orders. Our largest domestic customer, Dongguan XuFuJi Foods Co., Ltd. (“XuFuJi”), a manufacturer of snacks and cakes, accounted for approximately 31% of our coated film sales in the PRC and 8% of our total sales in 2008. While we anticipate that sales to XuFuJi will continue to grow at the rate of 20% annually, we expect sales to XuFuJi to decline as a percentage of our total sales as we continue to grow our customer base. We enter into bi-annual contracts with XuFuJi based on their six month forecast production needs and work closely with them throughout the year to meet their anticipated needs.

Internationally, during 2008, approximately 10 customers accounted for approximately 50% of our total coated film sales with an average sale amount of $300,000 per customer. Approximately 10% of our exported coated film is sold to printing and packaging companies located in the U.S. with the remainder sold to companies located in Southeast Asia, Turkey, South Africa, and Australia. Approximately 50% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt.

BOPP Tobacco Film

As tobacco remains one of the state-controlled industries in the PRC, all of our domestic BOPP tobacco film sales are made to provincial cigarette manufacturers who can buy only from pre-approved domestic manufacturers meeting the quality and technical specifications as well as the standard price requirements of the Chinese government. We currently sell our BOPP tobacco film to 28 out of 32 provincial cigarette manufacturers and have verbal contracts to sell over 5,000 tons of film per year to the state owned cigarette company of the PRC.

Anti-counterfeit Film

We introduced anti-counterfeit film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Shanghai Epic Manufacturing Operations, an affiliate of Sony Music International, and our largest customer in the international market is Vintaba. Our anti-counterfeit product sales more than doubled in 2008 to over $10.5 million, of which Vintaba accounted for approximately 36% of such sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. We plan to target tobacco, alcohol and entertainment companies as sources of new sales.

Color Printing

The main customers of our color printing business are brand-name food and commodity companies in the PRC that have strict requirements for quality and service. We believe that our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements.

Our two largest customers, Guangzhou LiBai Enterprise Group Co., Ltd. (“LiBai”) and the Chunguang Foodstuff Limited (“Chunguang”), accounted for81.6% and 3.8%, respectively, of color printing sales in 2008. We have a contract with LiBai to continue to meet their operating needs through 2010. Chunguang generally renews its specific operating needs on a bi-annual basis.

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

During 2007 and 2008, we spent approximately $121,618 and $150,310, respectively, on research and development projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention, high heat shrinkable and powder wrapping films. In 2009, we plan to spend approximately $200,000 in the area of new product trials. All research and development costs are funded through our operating cash flow and are expensed as incurred.

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

Intellectual Property

We hold 14 patents on both products and production equipment that have been issued by the State Intellectual Property Office of the PRC. We have additional products and production equipment for which eight patent applications are currently pending and we expect to receive during the 2009. We also have two trademarks issued by the State Intellectual Property Office of the PRC.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department.

Currently, we have 531 full-time employees. Of these employees, 132 employees are employed by Shiner Industrial, 154 employees are employed by Shiny-day, 128 employees are employed by Zhuhai and 117 employees are employed by Hainan Hi-Tech. Our employees work in the functional units as indicated in the table below.

Department	Shiner Industrial	Shiny-day	Zhuhai	Hainan Hi-Tech
Management	7	2	0	0
All administration	18	2	2	0
Sales	7	12	0	6
Production	100	138	126	111

Government and Environmental Regulation

Through the laws and regulations of the PRC and the provincial government of Haikou City, our products are subject to regulation by governmental agencies responsible for food packaging and hygiene.  Additionally, the quality and hygiene requirements of our customers, especially those located internationally, exceed government requirements in the PRC. Our PVDC and all coated films have already met FDA requirements, as well as those required for food products sold in the European Economic Community ("EEC").

Business registrations, our production processes, and certain products are certified on a regular basis and must be in compliance with the laws, rules and regulations of various governments and industry agencies. Shiner Industrial, Shiny-day and Zhuhai have been assessed and certified as meeting the requirements of ISO 9001:2000 for designing and manufacturing BOPP films, PVDC coated film, BOPP laser holographic anti-counterfeit film for packaging by the SGS Group. Hainan Hi-Tech has applied for certification and is awaiting the results of the assessment and certification process.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge for air, water and noise pollution. We believe that we are in compliance with such laws and regulations.

In 2009, we incurred expenses of approximately $10,000 to comply with governmental and environmental regulations in the PRC.

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

Anti-counterfeit Film

Because our anti-counterfeit film is unique, we do not face direct competition for this product. However, established international producers such as Applied Extrusion Technologies, Inc. and Innovia Films Ltd. do produce their own anti-counterfeit films based mainly on printed holograms, which are relatively simple to duplicate. Rather than direct competition, we are focusing on market awareness and educating buyers as to the superior quality of our products over these hologram-based counterfeit films. The advantages of our BOPP anti-counterfeit laser holograph films include:

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

Compared with other chemical or oil ink printing anti-counterfeit technology, our products are environmentally friendlier since consumers can directly tear the films and throw them away and compared with code and call center technology, consumers find it easier to identify the products. The consumers do not need to call an anti-counterfeit center and also have the added benefits of BOPP film.

Color Printing

We are the largest color printing service provider in Hainan province and rank approximately 20th in the overall Chinese market. Due to low operating costs, the printing industry is highly fragmented with approximately 4,000 soft packaging and printing companies in the PRC.  As a result, competition in the PRC is fierce and industry margins are low. Accordingly, we maintain our printing services mainly as a convenience for current film customers who are more concerned with quality, service, and one-stop printing and packaging service than with price.

Large printers in the PRC include Huanshan Yongxing in Anhui province, whose main customers include The Proctor & Gamble Company in Guangzhou Langqi, as well as Haining Changhai Packaging and Printing Co., Ltd. in Zhejiang province.

History

From incorporation to July 24, 2007, the business of our company, then known as Cartan Holdings Inc., consisted of ownership of a 100% undivided right, title and interest in and to the mineral property known as the “Cartan mineral claim.” Our interest in the property consisted of the right to explore for and remove minerals from the property.  The Cartan mineral claim expired on December 15, 2007.

On July 23, 2007, we entered into and completed a share exchange transaction with Sino Palace Holdings Ltd., a British Virgin Islands corporation, pursuant to which we acquired the Shiner Group in exchange for 16,500,000 shares of common stock.

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Zubeda Mohamed-Lakhani, our former director and chief executive officer, pursuant to which she returned 4,750,000 shares of our common stock for cancellation. Ms. Mohamed-Lakhani was not compensated in any way for the cancellation of her shares. Upon completion of the foregoing transactions, we had an aggregate of 21,150,000 shares of common stock issued and outstanding.  The shares of common stock issued to the shareholders of Sino Palace were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

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

Our anti-counterfeit technology may not satisfy the changing needs of our customers.

With any anti-counterfeit product authentication technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs. While we have already established successful relationships with Chinese customers with regard to our products, our customers’ ultimate needs may change or vary, thus introducing variables which may affect the ability of our proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

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

We may not be able to keep pace with rapid technological changes in the anti-counterfeit product industry.

The anti-counterfeit product authentication industry is a relatively new industry and market, especially in the PRC and other parts of Asia, and thus continues to evolve in terms of customer/market needs, applications, and technology. We believe that we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts in the anti-counterfeit product authentication industry. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own research and development, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

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

Intense competition in the anti-counterfeit and packaging markets may adversely affect our operating results.

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

Fluctuating energy prices impact our operating results.

In 2008, energy prices fluctuated dramatically, which has resulted in unstable raw material costs for our branded products. Petroleum is the prime ingredient in many plastics that we use to make our products,  including acrylic, PET and BOPP. International market prices for crude oil have been subject to huge swings in the last year, and our customers were therefore more cautious in ordering. We estimate that an increase in the price of crude oil of $10.00 per barrel could cause our gross margin to decline by up to 6% on the sale of these products. There has been some increase in the cost of our raw materials as a result of significant crude oil price spikes, and our ability to hedge against these fluctuations by either entering into long-term supply contracts or otherwise offsetting our exposure to these commodity price variations has been extremely limited.

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

Entry of new BOPP and anti-counterfeit film producers in the PRC may increase the supply of, and decrease the prices of, BOPP and anti-counterfeit film in the industry, and hence lead to a decline in our profit margins.

We believe that we are currently one of the few producers of BOPP and anti-counterfeit film in the PRC with research and development capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and anti-counterfeit film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and anti-counterfeit producers will also lead to an increase in the industry supply of BOPP and anti-counterfeit film resulting in more competitive pricing. We believe that our major competitors in the BOPP film manufacturing market in the PRC include Jian su Zhongda New Material Group Co., Ltd., Fo Shan Plastics Group Co., Ltd., Zhanjiang Packaging Materials Enterprises Ltd., Yonnan Kunlene Film Industries Co., Ltd., Yunnan Hongta Plastics Co., Ltd. and Hubei Firsta Packaging Co., Ltd. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

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

In each of our product lines, we have a large number of sales concentrated in a small number of customers. For example, approximately 36% of our anti-counterfeit film sales in 2008 were to one customer. In 2008, approximately 31% of our coated film sales in the PRC were to one customer and approximately 20% of our overall coated film sales were to ten international customers. In 2008, approximately 16.3% of our BOPP tobacco film sales were to one customer and approximately 81.6% of our color printing sales were to one customer. Any decrease in the demand for our BOPP tobacco film will significantly affect our financial performance. Although demand for our BOPP tobacco film has gradually been increasing, any significant fall in the consumption of tobacco, in particular, whether as a result of health concerns or otherwise, could result in a decline in the sales of our products and adversely impact our financial condition, business and operation.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plants would disrupt production of our products and adversely affect our sales.

Our films are manufactured solely at our production facilities located in Haikou City and Zhuhai City in the PRC. While we have not experienced any calamities in the past which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities, would severely affect our production of BOPP film, color printing or anti-counterfeit film lines. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for product development, or result in a loss of equipment and properties.

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

Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements have resulted in significant additional expense.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and the associated SEC regulations and Nasdaq rules, have resulted in significant additional expense as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq, and our reputation may be harmed.

While we believe our internal control over financial reporting is now effective, we can provide no assurance that our internal control over our financial reporting will continue to  be effective.

We evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we believe that our internal control procedures are adequate, we may not be able to continue complying with the requirements relating to internal control over financial reporting or other aspects of Section 404 in a timely fashion. If we are not able to comply with the requirements of Section 404 in a timely manner in the future, we may be subject to lawsuits or sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our common stock.

The year ending December 31, 2009, is expected to be the first year for which we will be required to include in our annual report an attestation report by our independent registered public accounting firm on our internal control over financial reporting. Our independent registered public accounting firm may determine that our internal control over financial reporting includes one or more unidentified material weaknesses, which would result in us receiving an adverse attestation report. This could also result in significant additional expenditures to respond to the Section 404 internal control review, heightened regulatory scrutiny and potentially an adverse effect to the price of our common stock.

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

Since a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. Zhuhai has a 100% exemption from federal taxes in the PRC from January 1, 2008 through December 31, 2009, and will have a 50% exemption from federal tax during January 1, 2010 through December 31, 2012. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.  Shiner Industrial had a 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

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

During the six month period from August 15, 2007 through February 11, 2008, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.74 per share and $2.00 per share, respectively.  Prior to that date, our common stock was traded sporadically on the "pink sheets."  Since our commencement of trading on the Nasdaq Stock Market on February 12, 2008 through March 20, 2009, the high and low sales prices of our common stock were $7.51 and $0.698. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our properties are located primarily in Haikou City in Hainan Province and Zhuhai City in Guangdong Province as described below.

Shiner Industrial

We have been granted the right to use two plots of land in Haikou City by the Municipal Administration of the PRC for state-owned land through January 2059 and October 2060 on which we own four buildings dedicated to film production and office facilities. We own three anti-counterfeit film production lines, one BOPP tobacco film line, one 10-color printing line and all production equipment and research facilities at the site.

Shiny-day

We do not own any land, but rather lease a factory from Hainan Rixin Co., Ltd. for current operations. These leases extend through December 31, 2009 for which we pay annual rent of approximately $14,000. We also own two 8-color printing line and related equipment, a warehouse and telecommunications equipment.

Zhuhai

We lease a factory for our production operations in Zhuhai City for a period of 10 years through 2016. Annual rent for this space is approximately $387,000. We own one BOPP basic film production line, two coated film production lines and one anti-counterfeit film production line in Zhuhai.

Hainan Hi-Tech

Hainan Hi-Tech currently uses space in Shiner International's factory in Haikou for its operations.  Shiner International does not charge Hainan Hi-Tech for the use of this space. Hainan Hi-Tech will move to Shiziling Feidi Industrial Park in July 2009. Hainan Hi-Tech owns three coated film production lines that it acquired in 2008 from Shiner Industrial.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Through February 11, 2008, our common stock was quoted on the OTCBB under the symbol “SHNL.OB.”  Our common stock is currently traded on the Nasdaq Global Market under the symbol BEST.  The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$8.74	$3.00	n/a	n/a
Second Quarter	4.06	3.00	n/a	n/a
Third Quarter	3.30	1.53	$5.75	$2.00
Fourth Quarter	2.10	0.88	9.90	5.00

On March 20, 2009, the closing price of our common stock as reported on Nasdaq was $0.698.

Holders

As of March 20, 2009, there were 24,650,000 shares of our common stock outstanding held by approximately 79 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in the PRC. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$-	0
Equity compensation plans not approved by security holders	90,000	$7.00	0
Total	90,000	$7.00	0

(1)	Includes options to purchase 90,000 shares of our common stock, at an exercise price of $7.00 per share, granted to our independent directors in 2008 outside any plan.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

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

We currently conduct our business through the following four operating subsidiaries in the PRC:

•	Shiner Industrial located in Haikou, Hainan Province;

•	Shiny-day also located in Haikou, Hainan Province;

•	Zhuhai located in Zhuhai, Guangdong Province; and

•	Hainan Hi-Tech located in Haikou, Hainan Province.

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the year ended December 31, 2008, color printed packaging products made up 19.0% of our revenue, BOPP tobacco film made up 35.1% of our revenue, coated film accounted for 25.6% of our revenue and anti-counterfeit film sales equaled 20.3% of our revenue.

Our current production capacity consists of:

•	Five coated film lines with total capacity of 15,000 tons a year;

•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;

•	One BOPP film production line with total capacity of 7,000 tons a year;

•	Three color printing lines; and

•	Four anti-counterfeit film lines with total capacity of 2,500 tons a year.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues	$51,594,842	$42,762,615	$8,832,227	20.7%
Cost of Goods Sold	42,026,145	34,225,643	7,800,502	22.8%
Gross Profits	9,568,697	8,536,972	1,031,725	12.1%
Selling, General and Administrative Expenses	4,424,688	3,375,492	1,049,196	31.1%
Interest Expense (net)	(86,982)	(31,251)	55,731	178.3%
Other Income (Expense), net	(43,336)	72,713	(116,049)	(159.6	) %
Subsidy Income	469,234		469,234	-
Income Tax Expense	546,723	409,294	137,429	33.6%
Net Income	4,879,306	4,540,129	339,177	7.5%

Revenues

Our revenues for the year ended December 31, 2008 increased by 20.7% or $8,832,227 compared to the same period last year.  Higher revenues resulted from a 55% increase in tobacco BOPP sales and 195% increase in the sales of anti-counterfeit film. The increase in revenues was due to higher sales volumes and increases in the average unit prices. For BOPP products, $4,993,917 was due to an increase in sales volume and $1,435,994 was due to an increase in unit sale prices.  Anti-counterfeit film sales grew by $7,517,812 due to higher sales volumes.

International sales for the year ended December 31, 2008 totaled $10,972,931 accounting for approximately 21.3%of total revenues in comparison to $9,161,159or 21.4% for the year ended December 31 of 2007. A 19.8% or $1,811,772 increase in international sales was primarily due to a 530.3% increase in the anti-counterfeit film sales.

Cost of Goods Sold

Our cost of goods sold during the year ended December 31, 2008 were 81.5% of revenues as compared to 80.0% of revenues during the year ended December 31, 2007 as a result of slightly higher costs of raw materials.

Gross Profit

Our gross profit during the year ended December 31, 2008 was $9,568,697, representing a gross margin of 18.5%, a decrease of 1.9% from a gross margin of 20.0% that we experienced during the year ended December 31, 2007. The decrease in gross margin is due to higher raw material costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 31.1% or $1,049,196 to $4,424,688 for the year ended December 31, 2008 compared to $3,375,492 for the year ended December 31, 2007.  Selling expenses for the year ended December 31, 2008 increased by 38.1% to $1,839,846 in comparison to the same period in 2007 due to increased transportation costs.  General and administrative expenses for the year ended December 31, 2008 increased by 26.5% to $2,584,842 in comparison to the same period in 2007. The increase in general and administrative expense is due in part to an increase in regulatory filings and professional fees.

Interest Expense

Our interest expense in the year ended December 31, 2008 increased 178.3% from the same period in 2007. This increase is mainly attributable to an increase in the average note payable balance.

Other Income (Expense)

The decrease in other income (expense) was due in large part to a decrease in waste materials that can be sold.

Subsidy Income

In 2008, we received a $469,234 subsidy from the Chinese government.  We did not receive any subsidies in 2007.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2008 was 10.1% as opposed to 8.3% for the year ended December 31, 2007. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The increase in our net income for the year ended December 31, 2008 as compared to the same period for 2007 was the result of higher sales and higher subsidy income offset by a slightly lower gross margin percentage and higher operating expenses.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At December 31, 2008, we had $4,500,666 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes.

As of December 31, 2008, we had seven short-term loans outstanding for a total of $3,884,197, with interest rates between 7.5% and 8.2%. The loans are due between March 3, 2009 and May 30, 2009 and are collateralized by a one year time deposit or by buildings land use rights and machinery. As of December 31, 2008, we had working capital of $16,086,561, an increase of $1,407,614 from our working capital at December 31, 2007. We anticipate that we will have adequate working capital to fund our operations and growth in the foreseeable future.

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

Net cash flows provided by operating activities for the year ended December 31, 2008 was $2,473,319 compared to $2,938,196 for the year ended December 31, 2007. This change in cash flows from operating activities was mainly due to a change in current assets and liabilities..

We used $6,383,767 in investing activities during the year ended December 31, 2008 for the acquisition of property and equipment and payments on notes receivable.

Cash provided from financing activities in the year ended December 31, 2008 was $2,846,484, and included the proceeds from a short term loan of $3,774,309, offset by the payment of both a short-term payable of $822,528 and dividends of $6,297.

Assets

As of December 31, 2008, our accounts receivable decreased by $1,393,841 compared with the balance as of December 31, 2007. The decrease in accounts receivable on year ended December 31, 2008 was due primarily to increased sales offset by better collections.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $3,748 in the same period. Advances to suppliers increased by $1,163,209 and inventory increased by $668,123 during year ended December 31, 2008.

Liabilities

Our accounts payable decreased by $746,839 during the year ended December 31, 2008 and other payables decreased by $1,250,726 for the same period. Unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) decreased by $358,540 and tax and welfare payable decreased by $924,137 over the same period.

Short-term loans increased by $3,061,669 due to the receipt of proceeds from a new loans entered into during the year ended December 31, 2008.

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

Interest Rate Risk

As of December 31, 2008, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows

Item 8.  Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2008	F-2
Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007	F-3
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008 and 2007	F-4
Combined Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-5
Notes to Combined Financial Statements	F-6 to F-18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have begun to implement a system of internal control over our financial reporting.  However, in light of the fact that our operating business only recently became a public company as a result of a reverse acquisition on July 23, 2007, the SEC has agreed to extend the time in which we are required to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Release No. 33-8760, issued on December 15, 2006 by the SEC (the “Adopting Release”).  The Adopting Release adopted amendments to the Securities Exchange Act of 1934 to provide a transition period for newly public companies to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2008.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

All financial statement schedules for Shiner and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SHINER INTERNATIONAL, INC.
Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6 to F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. as of December 31, 2008  and 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 16, 2009, except for Note 14, for which the date is March 22, 2009.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	2008	2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,816,454	$4,607,434
Restricted cash	684,212	-
Accounts receivable, net of allowance for doubtful accounts of $223,973 and $84,964	7,594,718	8,988,559
Advances to suppliers	3,677,890	2,514,681
Note receivable	43,503	39,755
Inventories	7,079,390	6,411,267
Prepaid expense & other current assets	1,283,650	432,211

Total current assets	24,179,817	22,993,907

Property and equipment, net	12,412,689	5,457,961
Construction in progress	32,265	-
Advance for purchase of equipment	1,531,590	3,409,721
Intangible assets	356,447	339,593

TOTAL ASSETS	$38,512,808	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,798,790	$4,545,629
Other payables	145,507	1,396,233
Unearned revenue	161,516	520,056
Accrued payroll	39,979	41,267
Short term loan	3,884,197	822,528
Dividend payable	63,267	65,110
Tax and welfare payable	-	924,137

Total current liabilities	8,093,256	8,314,960

Commitments and contingencies		-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additonal paid-in capital	11,214,071	11,153,503
Other comprehensive income	2,977,847	1,384,391
Statutory reserve	2,854,686	2,374,069
Retained earnings	13,348,298	8,949,609
Total stockholders' equity	30,419,552	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,512,808	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	2008	2007

Net Revenue	$51,594,842	$42,762,615

Cost of Revenue	42,026,145	34,225,643

Gross profit	9,568,697	8,536,972

Operating expenses
Selling expenses	1,839,846	1,331,904
General and administrative expenses	2,584,842	2,043,588
Total operating expenses	4,424,688	3,375,492

Income from operations	5,144,009	5,161,480

Non-operating income (expense):
Other income (expense), net	(43,336)	72,713
Subsidy income	469,234	-
Interest income	26,504	64,984
Interest expense	(113,486)	(96,235)
Exchange gain (loss)	(56,896)	(253,519)

Total non-operating income (expense)	282,020	(212,057)

Income before income tax	5,426,029	4,949,423

Income tax	546,723	409,294

Net income	4,879,306	4,540,129

Other comprehensive income
Foreign currency translation gain	1,593,456	953,081

Comprehensive Income	$6,472,762	$5,493,210

Weighted average shares outstanding :
Basic	24,650,000	19,222,329
Diluted	24,650,000	19,229,798

Earnings per share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2005	16,500,000	$16,500	$1,288,825	$148,617	$1,158,504	$4,634,733	$7,247,179
Change in foreign currency translation gain	-	-	-	282,693	-	-	282,693
Dividends	-	-	-	-	-	(1,917,943)	(1,917,943)
Net income	-	-	-	-	-	3,561,335	3,561,335
Transfer to statutory reserve	-	-	-	-	717,435	(717,435)	-
Balance December 31, 2006	16,500,000	16,500	1,288,825	431,310	1,875,939	5,560,690	9,173,264

Capital contribution	-	-	204,446	-	-	-	204,446

Recapitalization on reverse acquisiton	4,650,000	4,650	(39,517)	-	-	-	(34,867)

Dividends declared	-	-	-	-	-	(653,080)	(653,080)

Common stock sold for cash	3,500,000	3,500	9,680,689	-	-	-	9,684,189

Stock compensation expense for options issued to directors	-	-	19,060	-	-	-	19,060

Foreign currency translation gain	-	-	-	953,081	-	-	953,081

Net income	-	-	-	-	-	4,540,129	4,540,129

Transfer to statutory reserve	-	-	-	-	498,130	(498,130)	-

Balance December 31, 2007	24,650,000	24,650	11,153,503	1,384,391	2,374,069	8,949,609	23,886,222

Stock compensation expense for options issued to directors	-	-	159,568	-	-	-	159,568

Payment of stock offering costs	-	-	(99,000)	-	-	-	(99,000)

Foreign currency translation gain	-	-		1,593,456	-	-	1,593,456

Net income	-	-	-	-	-	4,879,306	4,879,306

Transfer to statutory reserve	-	-	-	-	480,617	(480,617)	-

Balance December 31, 2008	24,650,000	$24,650	$11,214,071	$2,977,847	$2,854,686	$13,348,298	$30,419,552

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,879,306	$4,540,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,301,403	656,170
Loss on disposal of property and equipment	-	8,347
Amortization	6,835	6,245
Stock compensation expense for options issued to directors	159,568	19,060
(Increase) / decrease in assets:
Accounts receivable	1,988,896	(1,846,491)
Inventories	(214,794)	(1,526,188)
Advances to suppliers	(970,766)	(1,068,576)
Other assets	(810,886)	120,099
Increase / (decrease) in current liabilities:
Accounts payable	(970,141)	57,102
Unearned revenue	(388,138)	55,822
Other payables	(1,532,111)	1,178,796
Accrued payroll	(4,110)	(12,890)
Tax and welfare payable	(971,743)	750,571

Net cash provided by operating activities	2,473,319	2,938,196

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) notes receivable	(943)	59,166
Acquisition of property and equipment	(5,678,801)	(241,627)
Advance payment for equipment	-	(3,275,783)
Cash acquired with acquisition of Cartan Holdings, Inc.	-	3,610
Payments for construction in progress	(31,704)	-
Increase in restricted cash	(672,319)	-

Net cash used in investing activities	(6,383,767)	(3,454,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short -term loan payable	3,774,309	-
Repayment of advances	(822,528)	(3,634,418)
Dividends paid	(6,297)	(2,237,086)
Issuance of shares for cash	-	10,500,000
Payments of offering costs	(99,000)	(815,811)
Capital contribution	-	204,446

Net cash provided by financing activities	2,846,484	4,017,131

Effect of exchange rate changes on cash and cash equivalents	272,984	168,473

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(790,980)	3,669,166

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,607,434	938,268

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,816,454	$4,607,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$114,100	$90,878
Income taxes paid	$544,135	$297,142
Transfer from construction-in-process to property and equipment	$227,510	$4,586

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Zubeda Mohamed-Lakhani, the Company’s sole director and chief executive officer, pursuant to which she returned 4,750,000 shares of the Company’s common stock for cancellation. Ms. Mohamed-Lakhani was not compensated for the cancellation of her shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 21,150,000 shares of common stock issued and outstanding.

The exchange of shares with the Shiner Group was accounted for as a reverse acquisition under the purchase method of accounting since the Shiner Group obtained control of the Company. On July 24, 2007, Cartan Holdings, Inc. changed its name to Shiner International, Inc. Accordingly, the merger of the Shiner Group into the Company was recorded as a recapitalization of the Shiner Group, the Shiner Group being treated as the continuing entities. The Shiner Group had common shareholders and common management. The historical financial statements presented are the combined financial statements of the Shiner Group. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $34,867.

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

Foreign Currency Translation

The accounts of the Company were maintained, and their financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (USGAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following are the details of the property and equipment:

	December 31,	December 31,
	2008	2007
Operating equipment	$12,139,325	$5,984,512
Vehicles	99,013	67,765
Office equipment	262,107	319,979
Buildings	1,303,767	1,084,730
Building and equipment improvements	1,184,907	215,783
	14,989,119	7,672,769
Less accumulated depreciation	(2,576,430)	(2,214,808)
	$12,412,689	$5,457,961

Depreciation expense was $1,301,403 and $656,170 for the years ended December 31, 2008 and 2007, respectively.

Advance for Purchase of Equipment

The Company had advanced $ 1,531,590 and $3,409,721 for the purchase of equipment at December 31, 2008 and 2007, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007 there were no significant impairments of its long-lived assets.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

As of December 31, 2008 and 2007, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were not significant.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share”.  Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128.  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of December 31, 2008 and 2007.  For the year ended December 31, 2008 the Company’s average stock price was less than all exercise prices; therefore, all options and warrants were determined to be anti-dilutive and excluded from the earnings per share calculation.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	Years Ended December 31,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,650,000	$0.20	19,222,329	$0.24
Effect of dilutive stock options and warrants	-	-	7,649	-
Diluted earnings per share	24,650,000	$0.20	19,229,798	$0.24

Foreign Currency Transactions and Comprehensive Income

USGAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $2,977,847 and $1,384,391 at December 31, 2008 and 2007, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,593,456 and $953,081, respectively.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments (See Note 12).

Recent Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 59 did not have a material impact on the Company’s financial statements.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management does not anticipate that the adoption of EITF 07-03 will have a material impact on the Company’s financial statements.

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
For the Years Ended December 31, 2008 and 2007

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

Note 3 - Inventories

Inventories as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Raw Material	$3,578,816	$3,569,017
Work in process	1,039,346	676,476
Finished goods	2,461,228	2,241,507
	7,079,390	6,487,000
Less: Obsolescence Reserve	-	(75,733)
Net Inventory	$7,079,390	$6,411,267

Note 4 - Intangible Assets

Intangible assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Land rights	$391,378	$365,735
Accumulated amortizaton	(34,931)	(26,142)
Intangible Assets, net	$356,447	$339,593

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 50 to 52 years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2008 and 2007 amounted to $6,835 and $6,245, respectively.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 5 - Short-term loans

Short-term loans at December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
The term of the loan is from August 15, 2007 to February 15, 2008 with an interest rate of 7.227%. The loan is collateralized by buildings land use rights and machines. This loan was repaid in February 2008.	$	$822,528

The term of the loan is from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 8.09% at December 31, 2008. The loan is collateralized by a one-year time deposit.	400,195	-

The term of the loan is from April 24, 2008 to April 24, 2009 with an interest rate of 8.21% at December 31, 2008. The loan is collateralized by a one-year time deposit.	256,602

The term of the loan is from May 30, 2008 to May 30, 2009 with an interest rate of 7.512% at December 31, 2008. The loan is collateralized by buildings land use rights and machines.	1,467,000

The term of the loan is from July 10, 2008 to May 30, 2009 with an interest rate of 7.512% at December 31, 2008. The loan is collateralized by buildings, land use rights and machines.	733,500

The term of the loan is from August 15, 2008 to May 30, 2009 with an interest rate of 7.512% at December 31, 2008. The loan is collateralized by buildings, land use rights and machines.	440,100	-

The term of the loan is from October 10, 2008 to May 30, 2009 with an interest rate of 7.512% at December 31, 2008. The loan is collateralized by buildings, land use rights and machines.	586,800
	$3,884,197	$822,528

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

Selected Finder	Cash	Warrants
Maxim Group LLC	$178,400	111,500
Four Tong Investments, LTD	153,600	96,000
Global Hunter Securities, LLC	300,880	188,050
Basic Investors, Inc.	79,200	49,500
	$712,080	445,050

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Stock Options

Weighted
		Weighted	Average
		Average	Remaining	Agrgregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (years)	Value
Outstanding, December 31, 2006	-	-
Granted	90,000	$7.00
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	90,000	7.00	4.89	-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2008	90,000	$7.00	3.89	$-
Exercisable, December 31, 2008	-

The assumption used in calculating the fair value of options granted during the year ended December 31, 2007 using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	3.50%
Expected life of the options	4 years
Expected volatility	122%
Expected dividend yield	0

Warrants

On October 22, 2007, the Company completed a private placement offering whereby it sold an aggregate of 3,500,000 shares of common stock and issued a three year warrant to purchase 15% of one share of common stock (525,000 warrants) at an exercise price of $6.00 per share.  In addition, the Company issued to four finders 445,050 warrants with the same terms and conditions as those granted in the private placement.

The following is a summary of the warrant activity:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life (years)
Outstanding, December 31, 2006	-	-
Granted	970,050	$6.00
Forfeited	-	-
Exercised	-	-
Balance, December 31, 2007	970,050	$6.00	2.81
Granted	-	-
Forfeited	-	-
Exercised	-	-
Balance, December 31, 2008	970,050	$6.00	1.81

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 7 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	December 31,	December 31,
	2008	2007
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Effect of tax holiday	-23%	-25%
Percentage of Income tax	10%	8%

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiny-day - Exempt from federal tax from January 1, 2007 to December 31, 2009.

•	Shiner Industrial – 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

According to the new PRC income tax law, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall be as follows over the next four years:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2009	20%	10%	20%
2010	22%	22%	22%
2011	24%	24%	24%
2012	25%	25%	25%

If the Company had not been exempt from paying income taxes due to operating in a privileged economic zone, net income for 2008 and 2007 would have been lower by approximately $1,300,051 and $1,273,510, respectively. The net effect on earnings per share had income tax been applied would have decreased basic and diluted earnings per share from $0.20 to $0.15 and from $0.24 to $0.17 for 2008 and 2007, respectively.

Note 8 - Employee Common Plans

The total expense for the employee common welfare was $52,047, $81,175 for the years ended December 31, 2008, 2007, respectively.  The Company has recorded welfare payable of $0 and $24,525 at December 31, 2008 and 2007, which is included in tax and welfare payable in the accompanying consolidated balance sheet.   The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not  required to establish welfare and common welfare reserves.

Note 9 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The Company appropriated $480,617 and $498,130 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the years ended December 31, 2008 and 2007, respectively.

Note 10 - Current Vulnerability Due to Certain Concentrations

Three vendors provided 5.3%, 3.82% and 2.97% of the Company’s raw materials for the year ended December 31, 2008.  Three vendors provided 9%, 9%, and 8% of the Company’s raw material for the year ended December 31, 2007.  One vendor provided 11% of the Company’s raw materials for the year ended December 31, 2007.

Two customers accounted for 16.75% and 7.86% of the Company’s sales for the year ended December 31, 2008.  One customer accounted for 31% of the Company’s sales for the year ended December 31, 2007.

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

Note 11 - Contingent Liabilities

At December 31, 2008 and 2007, the Company is contingently liable to banks for discounted and endorsed notes receivable and to vendors for endorsed notes receivable amounting to $3,504,092 (RMB 23,886,111) and  $2,200,951(RMB16,055,025), respectively.

Note 12 – Segment Information

The Company’s business segments are in packaging film and color printing.  The following tables summarize segment information:

	Years Ended December 31,
	2008	2007

Revenues from unrelated entities
Color Printing	$9,793,831	$14,282,551
Packaging	41,801,011	28,480,064
	$51,594,842	$42,762,615

Intersegment revenues
Color Printing	$778,306	$217,469
Packaging	14,440,173	4,562,692
	$15,218,479	$4,780,161

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007

Total Revenues
Color Printing	$10,572,137	$14,500,020
Packaging	56,241,184	33,042,756
Less Intersegment revenues	(15,218,479)	(4,780,161)
	$51,594,842	$42,762,615

Income from operations
Color Printing	$(582,295)	$949,473
Packaging	6,328,025	4,364,810
Holding Company	(601,721)	(152,803)
	$5,144,009	$5,161,480

Interest income
Color Printing	$3,140	$1,178
Packaging	20,316	9,605
Holding Company	3,048	54,201
	$26,504	$64,984

Interest Expense
Color Printing	$-	$3,184
Packaging	113,486	93,046
Holding Company	-	5
	$113,486	$96,235

Income tax expense (benefit)
Color Printing	$14,473	$73,163
Packaging	532,250	336,131
Holding Company	-	-
	$546,723	$409,294

Net Income
Color Printing	$(566,521)	$852,030
Packaging	6,044,500	3,786,706
Holding Company	(598,673)	(98,607)
	$4,879,306	$4,540,129

Provision for depreciation
Color Printing	$1,128,319	$162,834
Packaging	31,472	493,336
Holding Company	-	-
	$1,159,791	$656,170

Total Assets
Color Printing	$6,429,317	$8,962,727
Packaging	30,317,410	21,074,650
Holding Company	1,766,081	2,163,805
	$38,512,808	$32,201,182

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 13 - Geographical Sales

Geographical distribution of sales is as follows:

	Year Ended
	December 31,
Geographical Areas	2008	2007

Chinese Main Land	$40,621,912	$33,601,456
Asia (outside Main Land China)	4,415,492	4,591,483
Africa	538,699	811,886
Australia	1,913,039	1,471,102
USA	1,016,479	801,440
South America	757,473	304,045
Europe	2,331,748	1,181,203

	$51,594,842	42,762,615

Notes 14 - Subsequent Event

On March 22, 2009, the Company has instituted a stock buyback program of up to 4 million shares of its common stock over the next 12 months.  The share repurchases will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. The program allows the Company to repurchase its shares at its discretion. Market conditions will influence the timing of the buyback and the actual number of shares repurchased.  The repurchases will be funded with the Company's existing cash and future cash flows from operations, and the Company currently intends to hold the repurchased shares as treasury stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 2009.

Shiner International, Inc.

By: /s/ Jian Fu
Name: Jian Fu
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned hereby appoints Jian Fu and Qingtao Xing his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Shiner International, Inc. on Form 10-K for the year ended December 31, 2008 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Jian Fu	Chief Executive Officer and Vice Director	March 24, 2009
Jian Fu

/s/ XueZhu Xu	Chief Financial Officer and Chief Accounting Officer	March 24, 2009
XueZhu Xu

/s/ Yuet Ying	Chairman of the Board of Directors	March 24, 2009
Yuet Ying

/s/ Brian G. Cunat	Director	March 24, 2009
Brian G.Cunat

/s/ Joseph S. Rizzello	Director	March 24, 2009
Joseph S.Rizzello

/s/ Arnold Staloff	Director	March 24, 2009
Arnold Staloff

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.1
Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007 (incorporated by reference to Exhibit 2.1 of Shiner's Current Report on Form 8-K (Commission File No. 000-52743) filed with the SEC on July 27, 2007).

2.2
Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007 (incorporated by reference to Exhibit 2.2 of Shiner's Current Report on Form 8-K (Commission File No. 000-52743) filed with the SEC on July 27, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Shiner's Current Report on Form 8-K (Commission File No. 000-52743) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 000-52743) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner's Current Report on Form 8-K (Commission File No. 000-52743) filed with the SEC on July 27, 2007)

10.1
Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner's Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007)

10.2
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of Shiner's Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Shiner's Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007)

10.4
Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu (incorporated by reference to Exhibit 10.4 of Shiner's Annual Report on Form 10-K (Commission File No. 000-52743) filed with the SEC on March 28, 2008).

10.5
Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu (incorporated by reference to Exhibit 10.5 of Shiner's Annual Report on Form 10-K (Commission File No. 000-52743) filed with the SEC on March 28, 2008).

10.6
Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li (incorporated by reference to Exhibit 10.6 of Shiner's Annual Report on Form 10-K (Commission File No. 000-52743) filed with the SEC on March 28, 2008).

12	List of Subsidiaries.

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002