Form 10-Q
period 2009-03-31
Shiner International, Inc.
filed 2009-05-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes ☐ No ☒

On May 11, 2009, 24,650,000 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

SHINER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,885,841	$3,816,454
Restricted cash	342,223	684,212
Accounts receivable, net of allowance for doubtful accounts of $159,571 and $223,973	6,575,741	7,594,718
Advances to suppliers	3,741,341	3,677,890
Note receivable	692,187	43,503
Inventories	6,685,894	7,079,390
Prepaid expense & other current assets	1,769,497	1,283,650

Total current assets	23,692,724	24,179,817

Property and equipment, net	13,660,450	12,412,689
Construction in progress	434,167	32,265
Advance for purchase of equipment	-	1,531,590
Intangible assets	354,225	356,447

TOTAL ASSETS	$38,141,566	$38,512,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,006,683	$3,798,790
Other payables	58,060	145,507
Unearned revenue	342,110	161,516
Accrued payroll	49,497	39,979
Short term loan	3,479,253	3,884,197
Dividend payable	63,181	63,267

Total current liabilities	7,998,784	8,093,256

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additonal paid-in capital	11,253,963	11,214,071
Other comprehensive income	2,936,198	2,977,847
Statutory reserve	2,872,691	2,854,686
Retained earnings	13,055,280	13,348,298
Total stockholders' equity	30,142,782	30,419,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,141,566	$38,512,808

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

Revenues	$7,070,408	$11,277,937

Cost of goods sold	6,598,923	8,739,790

Gross profit	471,485	2,538,147

Operating expenses
Selling expenses	277,851	310,919
General and administrative expenses	523,918	522,386
Total operating expenses	801,769	833,305

Income (loss) from operations	(330,284)	1,704,842

Non-operating income (expense):
Other income (expense), net	10,873	75,160
Interest income	7,106	12,616
Interest expense	(46,049)	(16,832)
Exchange gain (loss)	1,458	(52,849)

Total non-operating income (expense)	(26,612)	18,095

Income (loss) before income tax	(356,896)	1,722,937

Income tax (benefit) expense	(81,883)	159,054

Net income (loss)	(275,013)	1,563,883

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(41,649)	971,571

Comprehensive Income (loss)	$(316,662)	$2,535,454

Weighted average shares outstanding :
Basic	24,650,000	24,650,000
Diluted	24,650,000	24,650,000

Earnings (loss) per share:
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275,013)	$1,563,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	412,045	233,416
Amortization	1,737	1,662
Stock compensation expense for options issued to directors (Increase) / decrease in assets:	39,892	39,892
Accounts receivable	1,008,690	566,534
Inventories	383,870	198,546
Advances to suppliers	(68,470)	(1,749,610)
Other assets	(487,507)	(68,454)
Increase / (decrease) in current liabilities:
Accounts payable	88,203	(1,601,050)
Unearned revenue	180,826	(35,812)
Other payables	37,350	(1,097,913)
Accrued payroll	9,573	(3,614)
Tax and welfare payable	-	(497,714)

Net cash provided by (used in) operating activities	1,331,196	(2,450,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	(648,788)	(29,438)
Acquisition of property and equipment	(147,208)	(366,318)
Payments for construction in progress	(401,973)	-
Decrease in restricted cash	341,080	-

Net cash used in investing activities	(856,889)	(395,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	364,141
Repayment of short-term loans	(399,976)	(822,528)

Net cash used in financing activities	(399,976)	(458,387)

Effect of exchange rate changes on cash and cash equivalents	(4,944)	106,778

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	69,387	(3,197,599)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,816,454	4,607,434

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,885,841	$1,409,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$44,978	$17,098
Income taxes paid	$14,807	$164,664
Transfer from construction-in-process to property and equipment	$-	$3,370,957

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc., a Nevada corporation formerly known as Cartan Holdings, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Zubeda Mohamed-Lakhani, the Company’s sole director and chief executive officer, pursuant to which she returned 4,750,000 shares of the Company’s common stock for cancellation. Ms. Mohamed-Lakhani was not compensated in any way for the cancellation of her shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had 21,150,000 shares of common stock issued and outstanding.

The exchange of shares with the Shiner Group was accounted for as a reverse acquisition under the purchase method of accounting since the Shiner Group obtained control of the Company. On July 24, 2007, Cartan Holdings, Inc. changed its name to Shiner International, Inc. Accordingly, the merger of the Shiner Group into the Company was recorded as a recapitalization of the Shiner Group, the Shiner Group being treated as the continuing entity. The Shiner Group had common shareholders and common management. The historical financial statements presented are the combined financial statements of the Shiner Group. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $34,867.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.   The accounts of the Chinese subsidiaries are were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries.  According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at  historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

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

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	March 31,	December 31,
	2009	2008

Operating equipment	$13,720,952	$12,139,325
Vehicles	98,879	99,013
Office equipment	287,681	262,107
Buildings	1,301,990	1,303,767
Building and equipment improvement	1,235,882	1,184,907
Total	16,645,385	14,989,119

Less accumulated depreciation	(2,984,935)	(2,576,430)

	$13,660,450	$12,412,689

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and three months ended March 31, 2009 and 2008 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of March 31, 2009.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”.   Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 970,050 warrants outstanding as of March 31, 2009.  For the three months ended March 31, 2009 and 2008, the Company’s average stock price was not greater than any of the exercise prices.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31:

	Three Months Ended March 31,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,650,000	$(0.01)	24,650,000	$0.06
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,650,000	$(0.01)	24,650,000	$0.06

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $2,936,198 and $2,977,847 at March 31, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income (loss) included translation gains (losses) of $(41,649) and $971,571, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 3 - Inventory

Inventory as of March 31, 2009 and December 31, 2008, respectively, consisted of the following:

	March 31, 2009	December 31, 2008

Raw Material	$3,024,622	$3,578,816
Work in process	1,067,636	1,039,346
Finished goods	2,608,776	2,461,228
	6,701,034	7,079,390
Less: Obsolescence Reserve	(15,140)	-
Net Inventory	$6,685,894	$7,079,390

Note 4 - Intangible Assets

Intangible assets at March 31, 2009 and December 31, 2008, respectively, were as follows:

	March 31, 2009	December 31, 2008

Rights to use land	$390,844	$391,378
Less: Accumulated amortization	(36,919)	(34,931)
Net Intangible Assets	$354,225	$356,447

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 5 - Short-term Loans

Short-term loans at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008

The term of the loan is from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 8.09% at December 31, 2008. The loan was collateralized by a one-year time deposit. This loan was repaid in March 2009.	$-	$400,195

The term of the loan is from April 24, 2008 to April 24, 2009 with an interest rate of 8.21% at March 31, 2009. The loan is collateralized by a one-year time deposit.	256,253	256,602

The term of the loan is from May 30, 2008 to May 30, 2009 with an interest rate of 5.58% at March 31, 2009. The loan is collateralized by building and machines.	1,465,000	1,467,000

The term of the loan is from July 10, 2008 to May 30, 2009 with an interest rate of 5.58% at March 31, 2009. The loan is collateralized by building and machines.	732,500	733,500

The term of the loan is from August 15, 2008 to May 30, 2009 with an interest rate of 5.58% at March 31, 2009. The loan is collateralized by building and machines.	439,500	440,100

The term of the loan is from October 10, 2008 to May 30, 2009 with an interest rate of 5.58% at March 31, 2009. The loan is collateralized by building and machines.	586,000	586,800
	$3,479,253	$3,884,197

Note 6 - Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	90,000	$7.00	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2009	90,000	$7.00	$-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Warrants

Following is a summary of warrant activity:

Outstanding as of December 31, 2008	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	970,050

Note 7 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.  The Company currently has a 15% tax rate because of its location in a privileged economic zone. In addition, it also enjoys a 50% reduction (50% of 15%) for the dates specified below.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiny-day - 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

•	Shiner Industrial - 50% exemption from federal tax from January 1, 2006 to December 31, 2008.

•	Modern - exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% reduction (50% of 18%) from January 1, 2010 to December 31, 2012.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	20%
2010	22%	22%	22%
2011	24%	24%	24%
2012	25%	25%	25%

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, net income for the three months ended March 31, 2008 would have been lower by approximately $427,000. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.06 to $0.05 for the three months ended March 31, 2008.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 8 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $0 and $1,141 for the three months ended March 31, 2009 and 2008, respectively. The Company has recorded welfare payable of $0 and $0 at March 31, 2009 and December 31, 2008, respectively.

The total expense for the employee common welfare was $92,330 and $1,141 for the three months ended March 31, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at March 31, 2009 and December 31, 2008, which is included in tax and welfare payable in the accompanying consolidated balance sheet.   The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $18,005 and $151,949 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the three months ended March 31, 2009 and 2008, respectively.

Note 10 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 9% and 4% of the Company’s raw materials for the three months ended March 31, 2009.  Two vendors provided 9% and 7% of the Company’s raw materials for the three months ended March 31, 2008.

Two customers accounted for 10% and 10% of the Company’s sales for the three months ended March 31, 2009.  Two customers accounted for 24% and 10% of the Company’s sales for the three months ended March 31, 2008.

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

Note 11 - Contingent Liabilities

At March 31, 2009, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $1,142,282.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 12 – Segment Information

The Company’s business segments are in packaging film and color printing.  The following tables summarize the Company’s segment information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Revenues from unrelated entities
Color Printing	$548,663	$2,824,095
Packaging	6,521,745	8,453,842
	$7,070,408	$11,277,937

Intersegment revenues
Color Printing	$367,848	$-
Packaging	3,155,082	2,318,667
	$3,522,930	$2,318,667

Total Revenues
Color Printing	$916,511	$2,824,095
Packaging	9,676,827	10,772,509
Less Intersegment revenues	(3,522,930)	(2,318,667)
	$7,070,408	$11,277,937

Income (loss) from operations
Color Printing	$(185,727)	$276,588
Packaging	(97,718)	1,528,232
Holding Company	(46,839)	(99,978)
	$(330,284)	$1,704,842

Interest income
Color Printing	$459	$405
Packaging	6,639	9,353
Holding Company	8	2,858
	$7,106	$12,616

Interest Expense
Color Printing	$225	$-
Packaging	45,713	16,832
Holding Company	111	-
	$46,049	$16,832

Income tax expense (benefit)
Color Printing	$-	$25,876
Packaging	(81,883)	133,178
Holding Company	-	-
	$(81,883)	$159,054

Net Income (loss)
Color Printing	$(183,381)	$261,634
Packaging	(44,690)	1,359,369
Holding Company	(46,942)	(57,120)
	$(275,013)	$1,563,883

Provision for depreciation
Color Printing	$2,763	$41,020
Packaging	409,282	192,396
Holding Company	-	-
	$412,045	$233,416

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	As of	As of
	March 31,	December 31,
	2009	2008
Total Assets
Color Printing	$5,278,197	$6,429,317
Packaging	31,058,156	30,317,410
Holding Company	1,805,213	1,766,081
	$38,141,566	$38,512,808

Note 13 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended
	March 31,
Geographical Areas	2009	2008

Chinese Main Land	$5,239,232	$8,736,700
Asia (outside Main Land China)	600,934	1,327,720
Africa	43,786	131,960
Australia	606,803	312,971
USA	75,682	199,357
South America	142,904	307,425
Europe	361,067	261,804
	$7,070,408	11,277,937

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

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the three months ended March 31, 2009, color printed packaging products made up 7.8% of our revenue, BOPP tobacco film made up 47.4% of our revenue, coated film accounted for 27.7% of our revenue and anti-counterfeit film sales equaled 17.1% of our revenue.

Our current production capacity consists of:

•	Five coated film lines with total capacity of 15,000 tons per year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons per year;
•	One BOPP film production line with capacity of 7,000 tons per year;
•	Three color printing lines; and
•	Four anti-counterfeit film lines, with a total capacity of 2,500 tons per year.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	For the Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change

Revenues	$7,070,408	$11,277,937	$(4,207,529)	(37.3)%
Cost of Goods Sold	6,598,923	8,739,790	(2,140,867)	(24.5)%
Gross Profit	471,485	2,538,147	(2,066,662)	(81.4)%
Selling, general and administrative expenses	801,769	833,305	(31,536)	(3.8)%
Interest Expense	46,049	16,832	29,217	173.6%
Income tax expense (benefit)	(81,883)	159,054	(240,937)	(151.5)%
Net income (loss)	(275,013)	1,563,883	(1,838,896)	(117.6)%

Revenues

Our revenues for the three months ended March 31, 2009 decreased 37.3% or $4,207,529 compared to the same period last year.  The decrease in revenues resulted from a 6.6% decrease in tobacco BOPP sales, a 26.2% decrease in coated film sales, a 45.3% decrease in the sales of anti-counterfeit film sales, and a 80.6% decrease in color printing sales, coupled with a decrease in the selling price of our products.  The decrease in sales was attributable in large part to the global economic crisis and the melamine milk scare that began in late 2008.

International sales for the three months ended March 31, 2009 totaled $1,831,177 accounting for 25.9% of total revenues in comparison to $2,531,907 or 22.5% for the three months ended March 31, 2008.  A 27.7% or $700,730 decrease in international sales was primarily due to a 45.4% decrease in anti-counterfeit film sales.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2009 was $6,598,923 or 93.3% of revenues as compared to $8,739,790 or 77.5% of revenues during the three months ended March 31, 2008.  The decrease in cost of goods sold was directly related to the decrease in revenue.  The increase in cost of goods sold as a percentage of revenue was due to lower selling prices for our products as a result of current market conditions.

Gross Profit

Our gross profit for the three months ended March 31, 2009 was $471,485, representing a gross margin of 6.7%, a decrease of 15.8% from the gross margin of 22.5% for the three months ended March 31, 2008.  The decrease in gross margin is a direct consequence of a decrease in the selling prices of our products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 3.8% or $31,536 to $801,769 for the three months ended March 31, 2009 compared to $833,305 for the three months ended March 31, 2008. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended March 31, 2009 decreased by 10.7% to $277,851 in comparison to the same period in 2008 due to cost being paid as a direct result in the decease in revenue.  General and administrative expenses for the three months ended March 31, 2009 increased only slightly in comparison to the same period in 2008.

Interest Expense

Interest expense in the three months ended March 31, 2009 increased by 173.6% from the same period in 2008. This increase is mainly attributable to the increase in our outstanding short-term debt.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

For the three months ended March 31, 2009 we recorded a tax benefit due to the net loss incurred.  Our effective tax rate for the three months ended March 31, 2008 was 9.2%. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The decrease in our net income (loss) for the three months ended March 31, 2009 as compared to the same period for 2008 was the result of lower sales, decreased margins on those sales and higher interest costs.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At March 31, 2009, we had $3,885,841 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of March 31, 2009, we had five short-term loans outstanding for a total of $3,479,253, with interest rates between 5.58% and 8.21%. The loans are due between April 24, 2009 and May 30, 2009 and are collateralized by a one year time deposit or by buildings and equipment. As of March 31, 2009, we had working capital of $15,693,940, a decrease of $392,621 from December 31, 2008. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

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

Net cash flows provided by operating activities for the three months ended March 31, 2009 was $1,331,196 compared to cash used in operating activities of $(2,450,234) for the three months ended March 31, 2008. This change in cash flows from operating activities was mainly due to a large reduction in accounts payable and accrued expenses and an increase in advances to suppliers during the three months ended March 31, 2008.

We used $856,889 in investing activities during the three months ended March 31, 2009 for the issuance of a note receivable and acquisition of property and equipment.

Cash provided used in financing activities during the three months ended March 31, 2009 was $399,976 due to a reduction in short term loans.

Assets

As of March 31, 2009, our accounts receivable decreased by $1,018,977 compared with the balance as of December 31, 2008. The decrease in accounts receivable during then three months ended March 31, 2009 was due primarily to a decreased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $640,684 in the same period. Prepaid expenses and other current assets increased by $485,847 and inventory decreased by $393,496 during three months ended March 31, 2009.

Liabilities

Our accounts payable increased by $207,893 during the three months ended March 31, 2009 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied)  increased by $180,594 over the same period.

Short-term loans decreased by $404,944 due to the repayment of one of our short-term loans during the three months ended March 31, 2009.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. We do not believe this standard will have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirements of these additional disclosures.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.         Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Item 1A.      Risk Factors

In addition to the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, we are subject to the following risks:

Concerns with the safety and quality of packaged food products could cause consumers to avoid such products and our customers to stop producing packaged food products.

We could be adversely affected if consumers lose confidence in the safety and quality of packaged food products. Adverse publicity about these types of concerns, such as the recent publicity concerning the use of the substance melamine in milk and infant formula, may discourage consumers from buying packaged food products, which would reduce or eliminate the need for our food packaging, causing production disruptions. Any negative change in customer perceptions about the safety and quality of packaged food products could adversely affect our business and financial condition.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our needed raw materials, thereby negatively affecting our financial results.

The recent disruptions in credit and other financial markets and deterioration of global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to finance debt in the future;

•	impair the financial condition of some of our customers or suppliers, thereby increasing bad debts or non-performance by suppliers; and

•	negatively impact demand for our products, which could result in a reduction of sales, operating income and cash flows.

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

SHINER INTERNATIONAL, INC.

May 15, 2009	By:	/s/ Jian Fu

Jian Fu
Chief Executive Officer
(Principal Executive Officer)

May 15, 2009	By:	/s/ Xuezhu Xu

Xuezhu Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)