Form 10-K/A
period 2008-12-31
Shiner International, Inc.
filed 2009-07-23
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No.1)

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

Dividend Policy

Except for dividends paid to those persons who held shares of our common stock prior to the consummation of the share exchange transaction described on page 12 of this Annual Report on Form 10-K, we have not paid any cash dividends on our common stock  and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in the PRC. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

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

None.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Revenues	$51,594,842	$42,762,615	$8,832,227	20.7%
Cost of Goods Sold	42,026,145	34,225,643	7,800,502	22.8%
Gross Profits	9,568,697	8,536,972	1,031,725	12.1%
Selling, General and Administrative Expenses	4,424,688	3,375,492	1,049,196	31.1%
Interest Expense (net)	(86,982)	(31,251)	55,731	178.3%
Other Income (Expense), net	(43,336)	72,713	(116,049)	(159.6)%
Subsidy Income	469,234		469,234	-
Income Tax Expense	546,723	409,294	137,429	33.6%
Net Income	4,879,306	4,540,129	339,177	7.5%

Revenues

Our revenues for the year ended December 31, 2008 increased by 20.7% or $8,832,227 compared to the same period last year.  Higher revenues resulted from a 55% increase in tobacco BOPP sales and 195% increase in the sales of anti-counterfeit film, offset by decreases in sales volume in our coated film and color printing operations. For BOPP products, the total increase in our revenue was $6,429,911. We derived a gain of $4,993,917 from an increase in sales volume and $1,435,994 from an increase in our unit sale prices.  Our revenues from the sale of  anti-counterfeit products increased by $6,929,821 due to higher sales volumes, partially offset by a decrease in the unit sale prices of those products. With respect to coated film and color printing revenues, we experienced a decrease in sales volume, which was partially offset by an increase in our unit sale prices, resulting in a decrease in our coated film and color printing revenues of $37,977 and $4,489,528, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10K.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2008. Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2008.

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

Goldman Parks Kurland Mohidin LLP
Encino, California
March 16, 2009, except for Note 14, for which the date is March 22, 2009.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	2008	2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,816,454	$4,607,434
Restricted cash	684,212	-
Accounts receivable, net of allowance for doubtful accounts of $223,973 and $84,964	7,594,718	8,988,559
Advances to suppliers	3,677,890	2,514,681
Note receivable	43,503	39,755
Inventories	7,079,390	6,411,267
Prepaid expense & other current assets	1,283,650	432,211

Total current assets	24,179,817	22,993,907

Property and equipment, net	12,412,689	5,457,961
Construction in progress	32,265	-
Advance for purchase of equipment	1,531,590	3,409,721
Intangible assets	356,447	339,593

TOTAL ASSETS	$38,512,808	$32,201,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,798,790	$4,545,629
Other payables	145,507	1,396,233
Unearned revenue	161,516	520,056
Accrued payroll	39,979	41,267
Short term loan	3,884,197	822,528
Dividend payable	63,267	65,110
Tax and welfare payable	-	924,137

Total current liabilities	8,093,256	8,314,960

Commitments and contingencies		-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,650,000 and 24,650,000 shares issued and outstanding	24,650	24,650
Additional paid-in capital	11,214,071	11,153,503
Other comprehensive income	2,977,847	1,384,391
Statutory reserve	2,854,686	2,374,069
Retained earnings	13,348,298	8,949,609
Total stockholders' equity	30,419,552	23,886,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,512,808	$32,201,182

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	2008	2007

Net Revenue	$51,594,842	$42,762,615

Cost of Revenue	42,026,145	34,225,643

Gross profit	9,568,697	8,536,972

Operating expenses
Selling expenses	1,839,846	1,331,904
General and administrative expenses	2,584,842	2,043,588
Total operating expenses	4,424,688	3,375,492

Income from operations	5,144,009	5,161,480

Non-operating income (expense):
Other income (expense), net	(43,336)	72,713
Subsidy income	469,234	-
Interest income	26,504	64,984
Interest expense	(113,486)	(96,235)
Exchange gain (loss)	(56,896)	(253,519)

Total non-operating income (expense)	282,020	(212,057)

Income before income tax	5,426,029	4,949,423

Income tax	546,723	409,294

Net income	4,879,306	4,540,129

Other comprehensive income
Foreign currency translation gain	1,593,456	953,081

Comprehensive Income	$6,472,762	$5,493,210

Weighted average shares outstanding :
Basic	24,650,000	19,222,329
Diluted	24,650,000	19,229,798

Earnings per share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance December 31, 2005	16,500,000	$16,500	$1,288,825	$148,617	$1,158,504	$4,634,733	$7,247,179
Change in foreign currency translation gain	-	-	-	282,693	-	-	282,693
Dividends	-	-	-	-	-	(1,917,943)	(1,917,943)
Net income	-	-	-	-	-	3,561,335	3,561,335
Transfer to statutory reserve	-	-	-	-	717,435	(717,435)	-
Balance December 31, 2006	16,500,000	16,500	1,288,825	431,310	1,875,939	5,560,690	9,173,264

Capital contribution	-	-	204,446	-	-	-	204,446

Recapitalization on reverse acquisition	4,650,000	4,650	(39,517)	-	-	-	(34,867)

Dividends declared	-	-	-	-	-	(653,080)	(653,080)

Common stock sold for cash	3,500,000	3,500	9,680,689	-	-	-	9,684,189

Stock compensation expense for options issued to directors	-	-	19,060	-	-	-	19,060

Foreign currency translation gain	-	-	-	953,081	-	-	953,081

Net income	-	-	-	-	-	4,540,129	4,540,129

Transfer to statutory reserve	-	-	-	-	498,130	(498,130)	-

Balance December 31, 2007	24,650,000	24,650	11,153,503	1,384,391	2,374,069	8,949,609	23,886,222

Stock compensation expense for options issued to directors	-	-	159,568	-	-	-	159,568

Payment of stock offering costs	-	-	(99,000)	-	-	-	(99,000)

Foreign currency translation gain	-	-		1,593,456	-	-	1,593,456

Net income	-	-	-	-	-	4,879,306	4,879,306

Transfer to statutory reserve	-	-	-	-	480,617	(480,617)	-

Balance December 31, 2008	24,650,000	$24,650	$11,214,071	$2,977,847	$2,854,686	$13,348,298	$30,419,552

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,879,306	$4,540,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,301,403	656,170
Loss on disposal of property and equipment	-	8,347
Amortization	6,835	6,245
Stock compensation expense for options issued to directors	159,568	19,060
(Increase) / decrease in assets:
Accounts receivable	1,988,896	(1,846,491)
Inventories	(214,794)	(1,526,188)
Advances to suppliers	(970,766)	(1,068,576)
Other assets	(810,886)	120,099
Increase / (decrease) in current liabilities:
Accounts payable	(970,141)	57,102
Unearned revenue	(388,138)	55,822
Other payables	(1,532,111)	1,178,796
Accrued payroll	(4,110)	(12,890)
Tax and welfare payable	(971,743)	750,571

Net cash provided by operating activities	2,473,319	2,938,196

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on (issuance of) notes receivable	(943)	59,166
Acquisition of property and equipment	(5,678,801)	(241,627)
Advance payment for equipment	-	(3,275,783)
Cash acquired with acquisition of Cartan Holdings, Inc.	-	3,610
Payments for construction in progress	(31,704)	-
Increase in restricted cash	(672,319)	-

Net cash used in investing activities	(6,383,767)	(3,454,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short -term loan payable	3,774,309	-
Repayment of advances	(822,528)	(3,634,418)
Dividends paid	(6,297)	(2,237,086)
Issuance of shares for cash	-	10,500,000
Payments of offering costs	(99,000)	(815,811)
Capital contribution	-	204,446

Net cash provided by financing activities	2,846,484	4,017,131

Effect of exchange rate changes on cash and cash equivalents	272,984	168,473

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(790,980)	3,669,166

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,607,434	938,268

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,816,454	$4,607,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$114,100	$90,878
Income taxes paid	$544,135	$297,142
Transfer from construction-in-process to property and equipment	$227,510	$4,586

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

Note 3 - Inventories

Inventories as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Raw Material	$3,578,816	$3,569,017
Work in process	1,039,346	676,476
Finished goods	2,461,228	2,241,507
	7,079,390	6,487,000
Less: Obsolescence Reserve	-	(75,733)
Net Inventory	$7,079,390	$6,411,267

Note 4 - Intangible Assets

Intangible assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Land rights	$391,378	$365,735
Accumulated amortization	(34,931)	(26,142)
Intangible Assets, net	$356,447	$339,593

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of July, 2009.

Shiner International, Inc.

By: /s/ Jian Fu
Name: Jian Fu
Title: Chief Executive Officer

Power of Attorney

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

Signature	Title	Date

/s/ Jian Fu	Chief Executive Officer and Vice Director	July 23, 2009
Jian Fu

/s/ XueZhu Xu	Chief Financial Officer and Chief Accounting Officer	July 23, 2009
XueZhu Xu

/s/ Yuet Ying	Chairman of the Board of Directors	July 23, 2009
Yuet Ying

/s/ Marshall Cogan	Director	July 23, 2009
Marshall Cogan

/s/ Brian G. Cunat	Director	July 23, 2009
Brian G.Cunat

/s/ Arnold Staloff	Director	July 23, 2009
Arnold Staloff

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

2.1
Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007 (incorporated by reference to Exhibit 2.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

2.2
Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007 (incorporated by reference to Exhibit 2.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

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

10.4
Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu (incorporated by reference to Exhibit 10.4 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.5
Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu (incorporated by reference to Exhibit 10.5 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.6
Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li (incorporated by reference to Exhibit 10.6 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

12	List of Subsidiaries (incorporated by reference to Exhibit 12 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 24, 2009).

21	Power of Attorney (included in signature page)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002