Form 10-Q
period 2009-06-30
Shiner International, Inc.
filed 2009-08-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Yes ☐      No ☒

On August 10, 2009, 24,606,321 shares of the registrant's common stock were outstanding.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,459,671	$3,816,454
Restricted cash	1,244,218	684,212
Accounts receivable, net of allowance for doubtful accounts of $52,423 and $223,973	5,809,049	7,594,718
Advances to suppliers	4,926,148	3,677,890
Note receivable	960,020	43,503
Inventory, net	6,930,119	7,079,390
Prepaid expenses & other current assets	1,700,540	1,283,650

Total current assets	24,029,765	24,179,817

Property and equipment, net	13,219,858	12,412,689
Construction in progress	2,165,868	32,265
Advance for purchase of equipment	-	1,531,590
Intangible assets, net	352,488	356,447

TOTAL ASSETS	$39,767,979	$38,512,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,762,184	$3,798,790
Other payables	280,860	145,507
Unearned revenue	363,114	161,516
Accrued payroll	51,803	39,979
Short term loan	3,223,000	3,884,197
Notes payable	1,111,314	-
Dividend payable	63,088	63,267

Total current liabilities	9,855,363	8,093,256

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 shares issued and 24,606,321shares outstanding at June 30, 2009
24,650,000 shares issued and 24,650,000 shares outstanding at December 31, 2008	24,650	24,650
Additonal paid-in capital	11,343,487	11,214,071
Other comprehensive income	2,933,223	2,977,847
Statutory reserve	2,854,686	2,854,686
Treasury stock (43,679 shares)	(40,299)	-
Retained earnings	12,796,869	13,348,298
Total stockholders' equity	29,912,616	30,419,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,767,979	$38,512,808

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$8,006,378	$14,160,149	$15,076,786	$25,438,086

Cost of goods sold	6,900,881	11,339,794	13,499,804	20,079,584

Gross profit	1,105,497	2,820,355	1,576,982.00	5,358,502

Operating expenses
Selling expenses	496,853	393,461	774,704	704,380
General and administrative expenses	816,751	598,654	1,340,669	1,121,040
Total operating expenses	1,313,604	992,115	2,115,373.00	1,825,420

Income (loss) from operations	(208,107)	1,828,240	(538,391)	3,533,082

Non-operating income (expense):
Other income, net	15,394	49,872	26,267	125,032
Interest income	6,931	4,823	14,037	17,439
Interest expense	(42,240)	(1,879)	(88,289)	(18,711)
Exchange gain (loss)	(4,214)	107,634	(2,756)	54,785)

Total non-operating income (expense)	(24,129)	160,450	(50,741)	178,545

Income (loss) before income tax	(232,236)	1,988,690	(589,132)	3,711,627

Income tax (benefit) expense	44,180	162,425	(37,703)	321,479

Net income (loss)	(276,416)	1,826,265	(551,429)	3,390,148

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,975)	498,111	(44,624)	1,469,682

Comprehensive Income (loss)	$(279,391)	$2,324,376	$(596,053)	$4,859,830

Weighted average shares outstanding :
Basic	24,635,812	24,650,000	24,642,867	24,650,000
Diluted	24,635,812	24,650,000	24,642,867	24,650,000

Earnings (loss) per share:
Basic	$(0.01)	$0.07	$(0.02)	$0.14
Diluted	$(0.01)	$0.07	$(0.02)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(551,429)	$3,390,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	889,454	504,833
Amortization	3,475	3,370
Stock compensation expense for options issued to directors	129,416	79,784
(Increase) / decrease in assets:
Accounts receivable	1,776,161	(1,250,123)
Inventories	139,686	(644,135)
Advances to suppliers	(1,253,871)	453,167
Other assets	(477,746)	163,963
Increase / (decrease) in current liabilities:
Accounts payable	969,035	(282,581)
Unearned revenue	201,914	(42,255)
Other payables	191,017	(1,291,544)
Accrued payroll	11,884	(5,347)
Tax and welfare payable	-	(768,666)

Net cash provided by operating activities	2,028,996	310,614

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	(917,014)	(510,753)
Acquisition of property and equipment	(183,705)	(3,316,369)
Payments for construction in progress	(2,134,667)	-
Increase in restricted cash	(561,206)	-

Net cash used in investing activities	(3,796,592)	(3,827,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	2,027,538
Repayment of short-term loans	(656,215)	(822,528)
Proceeds from notes payable	1,111,845	-
Purchase of treasury stock	(40,299)	-
Dividend paid	-	(5,904)

Net cash provided by financing activities	415,331	1,199,106

Effect of exchange rate changes on cash and cash equivalents	(4,518)	199,842

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,356,783)	(2,117,560)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,816,454	4,607,434

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,459,671	$2,489,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$86,233	$17,326
Income taxes paid	$14,813	$344,717
Transfer from construction-in-process to property and equipment	$52,848	$2,907,621

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc., a Nevada corporation formerly known as Cartan Holdings, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lender related to its outstanding debt obligations.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	June 30,	December 31,
	2009	2008
Operating equipment	$13,735,130	$12,139,325
Vehicles	98,879	99,013
Office equipment	288,898	262,107
Buildings	1,262,425	1,303,767
Building and equipment improvement	1,296,474	1,184,907
Total	16,681,806	14,989,119

Less accumulated depreciation	(3,461,948)	(2,576,430)

	$13,219,858	$12,412,689

Depreciation expense for the three and six months ended June 30, 2009 was $477,409 and $889,454, respectively; and $271,417 and $504,833, for the three and six months ended June 30, 2008, respectively.

Construction-in-Process

Construction-in-process consists of amounts expended for building construction and construction of operating equipment. Once the projects are completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six and three months ended June 30, 2009 and 2008 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 280,000 options outstanding as of June 30, 2009.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”.   Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 280,000 options and 970,050 warrants outstanding as of June 30, 2009.  For the three and six months ended June 30, 2009 and 2008, the Company’s average stock price was not greater than any of the exercise prices.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30:

	Three Months Ended June 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,635,812	$(0.01)	24,650,000	$0.07
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,635,812	$(0.01)	24,650,000	$0.07

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	Six Months Ended June 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,642,867	$(0.02)	24,650,000	$0.14
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,642,867	$(0.02)	24,650,000	$0.14

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $2,933,223 and $2,977,847 at June 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 11, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 3 - Inventory

Inventory consisted of the following:

	June 30, 2009	December 31, 2008
Raw Material	$3,172,925	$3,578,816
Work in process	1,362,450	1,039,346
Finished goods	2,610,364	2,461,228
	7,145,739	7,079,390
Less: Obsolescence Reserve	(215,620)	-
Net Inventory	$6,930,119	$7,079,390

Note 4 - Intangible Assets

Intangible assets were as follows:

	June 30, 2009	December 31, 2008
Rights to use land	$390,844	$391,378
Less: Accumulated amortization	(38,356)	(34,931)
Net Intangible Assets	$352,488	$356,447

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 5 - Short-term loans

Short-term loans consisted of the following:

	June 30, 2009	December 31, 2008
The term of the loan was from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 8.09% at December 31, 2008. The loan was collateralized by a one-year time deposit. This loan was repaid in March 2009	$-	$400,195
The term of the loan was from April 24, 2008 to April 24, 2009 with interest of 8.21%. The loan was collateralized by a one-year time deposit. This loan was repaid in April 2009	-	256,602
The term of the loan was from May 30, 2008 to May 29, 2009 with an interest rate of 5.69% at June 30, 2009. The loan was collateralized by building and machines. This loan is repaid in May 30,2009	-	1,467,000
The term of the loan was from June 30, 2009 to June 29, 2010 with interest of 5.31% at June 30, 2009. The loan is collateralized by building and machines.	1,465,000	-
The term of the loan is from July 10, 2008 to July 9, 2009 with interest of 5.69% at June 30, 2009. The loan is collateralized by building and machines.	732,500	733,500
The term of the loan is from August 15, 2008 to August 14, 2009 with interest of 5.69% at June 30, 2009. The loan is collateralized by building and machines.	439,500	440,100
The term of the loan is from October 10, 2008 to October 9, 2009 with interest of 5.68% at June 30, 2009. The loan is collateralized by building and machines.	586,000	586,800
	$3,223,000	$3,884,197

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 6 – Notes Payable

Notes payable consisted of the following:

June 30, 2009
Note payable to Shenzhen Development Bank due on August 26, 2009. The note accrues interest at 0 % and is collateralized notes receivable.	419,126
Note payable to Shenzhen Development Bank due on October 2, 2009. The note accrues interest at 0 % and is collateralized notes receivable.	692,188
$1,111,314

Note 7 – Stockholders’ Equity

Treasury Stock

During the six months ended June 30, 2009, the Company purchased 43,679 shares of its common stock on the open market (treasury shares) for $40,299.  The Company accounted for the purchase of these treasury shares using the cost method.

Note 8 - Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	90,000	$7.00	$-
Granted	190,000	1.38	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2009	280,000	$3.19	$-

Exercisable at June 30, 2009	100,000	2.98	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2009:

Risk-free interest rate	2.5%
Expected life of the options	3 to 5 years
Expected volatility	103%
Expected dividend yield	0%

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

The exercise price for options outstanding at June 30, 2009 is as follows:

Number of Options	Exercise Price
90,000	$1.25
100,000	$1.50
90,000	$7.00
280,000

For options granted during 2009 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.63 and the weighted-average exercise price of such options was $1.38.  No options were granted during 2009 where the exercise price was equal to or less than the stock price at the date of the grant.  At June 30, 2009, the unamortized compensation costs related to nonvested options amounted to $290,522, which will be expensed through the fourth quarter of 2011.

Warrants

Following is a summary of warrant activity:

Outstanding as of December 31, 2008	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	970,050

Note 9 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiny-day - 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

•
Shiner Industrial - 50% exemption from federal tax from January 1, 2006 to December 31, 2008 and enjoys a tax rate of 15% from January 1, 2009 to December 31 ,2011 since it is recognized as a high-tech enterprise.

•
Hainan Modern Hi-Tech Industrial Co., Ltd. exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% reduction (50% of 18%) from January 1, 2010 to December 31, 2012.

•
Zhuhai Modern Huanuo Packaging Material Co., Ltd. -exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	15%
2010	22%	22%	15%
2011	24%	24%	15%
2012	25%	25%	25%

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Tax provision (benefit) at U.S. statutory rate	(34%)	34%
Foreign tax rate difference	9%	(9%)
US NOL for which no benefit is realized	14%	1%
Valuation allowance from Chinese NOLs	30%	-
Effect of tax holiday	-	(18%)
	19%	8%

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Tax provision (benefit) at U.S. statutory rate	(34%)	34%
Foreign tax rate difference	9%	(9%)
US NOL for which no benefit is realized	2%	1%
Valuation allowance from Chinese NOLs	17%
Effect of tax holiday	-	(17%)
	(6%)	9%

The effect of the change of tax status has been accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, net income for the six months ended June 30, 2008 would have been lower by approximately $941,000. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.14 to $0.10 for the six months ended June 30, 2008.

Foreign pretax earnings approximated $(473,000) and $3,600,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, approximately $13,500,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,300,000 would have to be provided if such earnings were remitted currently.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 10 - Employee Welfare Plans

The total expense for the employee common welfare was $43,423 and $135,753, and $3,400 and $4,541 for the three and six months ended June 30, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at June 30, 2009 and December 31, 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

Note 11 - Statutory Common Welfare Fund

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

The Company appropriated $0 and $325,943 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the three months ended June 30, 2009 and 2008, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 10% and 4% of the Company’s raw materials for the six months ended June 30, 2009.  Two vendors provided 33% and 17% of the Company’s raw materials for the six months ended June 30, 2008.

Two customers accounted for 8% and 8% of the Company’s sales for the six months ended June 30, 2009.  Two customers accounted for 25% and 8% of the Company’s sales for the six months ended June 30, 2008.

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

Note 13 - Contingent Liabilities

At June 30, 2009, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $868,953.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 14 – Segment Information

The Company’s business segments are in packaging film (which includes BOPP tobacco, coated, and anti-counterfeit) and color printing.  The following tables summarize the Company’s segment information for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues from unrelated entities
Color Printing	$748,005	$2,915,347	$1,296,668	$5,739,442
Packaging	7,258,373	11,244,802	13,780,118	19,698,644
	$8,006,378	$14,160,149	$15,076,786	$25,438,086

Intersegment revenues
Color Printing	$316,678	$274,701	$684,526	$274,701
Packaging	6,657,606	2,099,744	9,812,688	4,418,411
	$6,974,284	$2,374,445	$10,497,214	$4,693,112

Total Revenues
Color Printing	$1,064,683	$3,190,048	$1,981,194	$6,014,143
Packaging	13,915,979	13,344,546	23,592,806	24,117,055
Less Intersegment revenues	(6,974,284)	(2,374,445)	(10,497,214)	(4,693,112)
	$8,006,378	$14,160,149	$15,076,786	$25,438,086

Income (loss) from operations
Color Printing	$(195,685)	$145,759	$(381,412)	$422,347
Packaging	86,775	1,626,389	(10,943)	3,154,621
Holding Company	(99,197)	56,092	(146,036)	(43,886)
	$(208,107)	$1,828,240	$(538,391)	$3,533,082

Interest income
Color Printing	$222	$641	$681	$1,046
Packaging	6,587	4,161	13,226	13,514
Holding Company	122	21	130	2,879
	$6,931	$4,823	$14,037	$17,439

Interest Expense
Color Printing	$233	$-	$458	$-
Packaging	41,774	1,879	87,487	18,711
Holding Company	233	-	344	-
	$42,240	$1,879	$88,289	$18,711

Income tax expense (benefit)
Color Printing	$-	$16,952	$-	$42,828
Packaging	44,180	145,473	(37,703)	278,651
Holding Company	-	-	-	-
	$44,180	$162,425	$(37,703)	$321,479

Net Income (loss)
Color Printing	$(194,992)	$130,022	$(378,373)	$391,656
Packaging	17,884	1,869,457	(26,806)	3,228,826
Holding Company	(99,308)	(173,214)	(146,250)	(230,334)
	$(276,416)	$1,826,265	$(551,429)	$3,390,148

Provision for depreciation
Color Printing	$178,279	$576	$181,042	$41,596
Packaging	299,130	270,841	708,412	463,237
Holding Company	-	-	-	-
	$477,409	$271,417	$889,454	$504,833

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
Total Assets
Color Printing	$4,933,060	$6,429,317
Packaging	34,679,163	30,317,410
Holding Company	155,756	1,766,081
	$39,767,979	$38,512,808

Note 15 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended
	June 30,
Geographical Areas	2009	2008
Chinese Main Land	$5,367,202	$11,612,988
Asia (outside Main Land China)	1,618,722	1,297,511
Africa	87,770	194,938
Australia	523,156	354,170
USA	93,343	124,860
South America	136,976	202,123
Europe	179,209	373,559
	$8,006,378	$14,160,149

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	Six Months Ended
	June 30,
Geographical Areas	2009	2008
Chinese Main Land	$10,606,434	$20,349,688
Asia (outside Main Land China)	2,219,656	2,625,231
Africa	131,556	326,898
Australia	1,129,959	667,141
USA	169,025	324,217
South America	279,880	509,548
Europe	540,276	635,363
	$15,076,786	$25,438,086

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

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the six months ended June 30, 2009, color printed packaging products made up 8.6% of our revenue, BOPP tobacco film made up 43.7% of our revenue, coated film accounted for 27.4% of our revenue and anti-counterfeit film sales equaled 20.3% of our revenue.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenues	$8,006,378	$14,160,149	$(6,153,771)	(43.5)
Cost of goods sold	6,900,881	11,339,794	(4,438,913)	(39.1)
Gross profit	1,105,497	2,820,355	(1,714,858)	(60.8)
Selling, general and administrative expenses	1,313,604	992,115	321,489	32.4
Interest expense	42,240	1,879	40,361	2,148.0
Other income	15,394	49,872	(34,478)	(69.1)
Income tax expense (benefit)	44,180	162,425	(118,245)	(72.8)
Net income (loss)	(276,416)	1,826,265	(2,102,681)	(115.1)

Revenues

Our revenues for the three months ended June 30, 2009 decreased 43.5% or $6,153,771 compared to the same period in 2008.  The decrease in revenues resulted from a 35.5% or $3,986,428 decrease in our packaging segment (that includes a 39.4% or 2,102,719 decrease in tobacco BOPP sales, a 33.7% or 1,105,088 decrease in coated film sales, and a 29.6% or 778,621 decrease in the sales of anti-counterfeit film sales), and a 74.3% or 2,167,343 decrease in color printing sales.  The decrease in revenue is also coupled with a decrease in the selling price of our packaging and color printing products.  The decrease in sales was attributable in large part to the global economic crisis and the melamine milk scare that began in late 2008.

International sales for the three months ended June 30, 2009 totaled $2,629,725 accounting for 32.8% of total revenues in comparison to $2,527,557 or 17.9% for the three months ended June 30, 2008.  A 4.0% or $102,168 increase in international sales was primarily due to a 3% increase in anti-counterfeit film sales and a 1.6% increase in coated film.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2009 was $6,900,881 or 86.2% of revenues as compared to $11,339,794 or 80.1% of revenues during the three months ended June 30, 2008. Cost of goods sold for our packaging segment as a percentage of packaging revenue and cost of goods sold for our color printing segments as a percentage of color printing revenue were 85.1% and 97.3%, respectively, for the three months ended June 30, 2009 as compared to 77.7% and 89.5%, respectively, for the same period in 2008.  The decrease in cost of goods sold was directly related to the decrease in revenue.  The increase in cost of goods sold as a percentage of revenue was due to lower selling prices for our products as a result of current market conditions and the increase in depreciation expense as a result of adding a new production line.

Gross Profit

Our gross profit for the three months ended June 30, 2009 was $1,105,497, representing a gross margin of 13.8%, a decrease of 6.1% from the gross margin of 19.9% for the three months ended June 30, 2008.  The decrease in gross margin is a direct consequence of a decrease in the selling prices of our products and the increase in depreciation expense as a result of adding a new production line.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 32.4% or $321,489 to $1,313,604 for the three months ended June 30, 2009 compared to $992,115 for the three months ended June 30, 2008. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended June 30, 2009 increased by 26.3% to $496,853 compared to $393,461 for the same period in 2008 due to an increase in marketing  expense of $150,308; offset by a decrease in transportation  expense of $78,325.  General and administrative expenses for the three months ended June 30, 2009 increased by 36.4% to $816,751 compared to $598,654 for the same period in 2008 due to an increase in the provision for inventory impairment of $204,900.

Interest Expense

Interest expense in the three months ended June 30, 2009 increased by 2,148.0% to $42,240 compared to $1,879 for the same period in 2008. This increase is mainly attributable to the increase in our outstanding short-term debt and notes payable.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

For the three months ended June 30, 2009 we recorded a tax provision of $44,180 which is a reduction in the net operation loss carryback we recognized during the three months ended March 31, 2009.

Net Income

The decrease in our net income (loss) for the three months ended June 30, 2009 as compared to the same period for 2008 was the result of lower sales, decreased margins on those sales and higher interest costs.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

	Six Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenues	$15,076,786	$25,438,086	$(10,361,300)	(40.7)
Cost of goods sold	13,499,804	20,079,584	(6,579,780)	(32.8)
Gross profit	1,576,982	5,358,502	(3,781,520)	(70.6)
Selling, general and administrative expenses	2,115,373	1,825,420	289,953	15.9
Interest expense	88,289	18,711	69,578	371.9
Other income	26,267	125,032	(98,765)	(79.0)
Income tax expense (benefit)	(37,703)	321,479	(359,182)	(111.7)
Net income (loss)	(551,429)	3,390,148	(3,941,577)	(116.3)

Revenues

Our revenues for the six months ended June 30, 2009 decreased 40.7% or $10,361,300 compared to the same period in 2008.  The decrease in revenues resulted from a 30.1% or $5,918,526 decrease  in our packaging segment (that includes a 26.2% or 2,338,863 decrease in tobacco BOPP sales, a 30.4% or $1,802,357 decrease in coated film sales, and a 36.7% or 1,777,306 decrease in the sales of anti-counterfeit film sales), and a 77.4% or 4,442,774 decrease in color printing sales.  The decrease in revenue is also coupled with a decrease in the selling price of our packaging and color printing products.  The decrease in sales was attributable in large part to the global economic crisis and the melamine milk scare that began in late 2008.

International sales for the six months ended June 30, 2009 totaled $4,460,902 accounting for 29.6% of total revenues in comparison to $5,068,556 or 19.9% for the six months ended June 30, 2008.  A 12.0% or $607,654 decrease in international sales was primarily due to a 23.0% decrease in anti-counterfeit film sales.

Cost of Goods Sold

Cost of goods sold during the six months ended June 30, 2009 was $13,499,804 or 89.5% of revenues as compared to $20,079,584 or 78.9% of revenues during the six months ended June 30, 2008. Cost of goods sold for our packaging segment as a percentage of packaging revenue and cost of goods sold for our color printing segments as a percentage of color printing revenue were 88.1% and 104.9%, respectively, for the six months ended June 30, 2009 as compared to 76.4% and 87.5%, respectively, for the same period in 2008  The decrease in cost of goods sold was directly related to the decrease in revenue.  The increase in cost of goods sold as a percentage of revenue was due to lower selling prices for our products as a result of current market conditions and the increase in depreciation expense as a result of adding a new production line.

Gross Profit

Our gross profit for the six months ended June 30, 2009 was $1,576,982, representing a gross margin of 10.5%, a decrease of 10.6% from the gross margin of 21.1% for the six months ended June 30, 2008.  The decrease in gross margin is a direct consequence of a decrease in the selling prices of our products and the increase in depreciation expense as a result of adding a new production line.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 15.9% or $289,953 to $2,115,373 for the six months ended June 30, 2009 compared to $1,825,420 for the six months ended June 30, 2008. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the six months ended June 30, 2009 increased by 10.0% to $774,704 compared to $704,380 for the same period in 2008 due to an increase in marketing expense of $235,635; offset by a decrease in transportation expense of $170,766.  General and administrative expenses for the six months ended June 30, 2009 increased by 19.6% to $1,340,669 compared to $1,121,040 for the same period in 2008 due to an increase in the provision for inventory impairment of $204,990.

Interest Expense

Interest expense in the six months ended June 30, 2009 increased by 371.9% to $88,289 compared to $18,711 for the same period in 2008. This increase is mainly attributable to the increase in our outstanding short-term debt and notes payable.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that can be sold.

Income Tax Expense

For the six months ended June 30, 2009 we recorded a tax benefit due to the net loss incurred.  Our effective tax rate for the six months ended June 30, 2008 was 8.7%. Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate.

Net Income

The decrease in our net income (loss) for the six months ended June 30, 2009 as compared to the same period for 2008 was the result of lower sales, decreased margins on those sales and higher interest costs and general and administrative expenses.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At June 30, 2009, we had $2,459,671 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of June 30, 2009, we had four short-term loans for a total of $3,223,000, with interest between 5.31% and 5.69%. The loans are due between July 9, 2009 and June 29, 2010 and are collateralized by time deposits or by buildings and equipment. Also as of June 30, 2009, we had two notes payable for a total of $1,111,314, with interest of 0%. The notes are due on August 26, 2009 and October 2, 2009 and are collateralized by accounts and notes receivable.  As of June 30, 2009, we had working capital of $14,174,402, a decrease of $1,912,159 from December 31, 2008. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

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

During the six months ended June 30, 2009, we purchased 43,679 shares of our common stock on the open market (treasury shares) for $40,299.  We accounted for the purchase of these treasury shares using the cost method.

Net cash flows provided by operating activities for the six months ended June 30, 2009 was $2,028,996 compared to $310,614 for the six months ended June 30, 2008. This change in cash flows from operating activities was mainly due to a reduction in accounts receivable during the six months ended June 30, 2009.

We used $3,796,592 in investing activities during the six months ended June 30, 2009 for the issuance of a note receivable; acquisition of property and equipment and an increase is time deposits collateralizing our short-term loans.

Cash provided by financing activities during the six months ended June 30, 2009 was $415,331 due to the issuance of notes payable offset by repayments of our short term loans.

Assets

As of June 30, 2009, our accounts receivable decreased by $1,785,669 compared with the balance as of December 31, 2008. The decrease in accounts receivable during then six months ended June 30, 2009 was due primarily to a decreased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $916,517 and advances to suppliers increased by $1,248,258 in the same period. Prepaid expenses and other current assets increased by $416,890 and inventory decreased by $149,271 during six months ended June 30, 2009.

Liabilities

Our accounts payable increased by $963,394 during the six months ended June 30, 2009 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $201,598 over the same period.

Short-term loans decreased by $661,197 due to the repayment of one of our short-term loans during the six months ended June 30, 2009 and notes payable increased $1,111,314 during the same period due to the issuance of two notes payable.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 11, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

We could be adversely affected if consumers lose confidence in the safety and quality of packaged food products. Adverse publicity about these types of concerns, such as the publicity concerning the use of the substance melamine in milk and infant formula, may discourage consumers from buying packaged food products, which would reduce or eliminate the need for our food packaging, causing production disruptions. Any negative change in customer perceptions about the safety and quality of packaged food products could adversely affect our business and financial condition.

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

Increased consumption tax on cigarettes may materially impact our tobacco film sales

On May 1, 2009, the central Chinese government raised the consumption tax on cigarettes in an effort to curb smoking and to increase state revenues. The consumption tax was raised by between 6% and 11% and is based on the sales price of the cigarettes – the higher the sales price the higher the percentage of consumption tax.  This tax hike, together with a new 5% tax on cigarette wholesalers, which became effective on May 1, 2009, may negatively impact the cigarette manufacturing business in China and, depending on the severity of the impact thereon, may create a severe softening of our sales in the tobacco film market.  Coupled with the decrease in our sales as a result of the economic crisis, the new tobacco-related taxes may have a material adverse effect on both our sales price and volume for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 5, 2009, the Company held its Annual Meeting of Stockholders at the offices of Buchanan Ingersoll & Rooney PC at Two Liberty Place, 50 S. 16th Street, Suite 3200, Philadelphia, PA  19102.  At the meeting, the following actions were taken:

1.
With respect to the election of five directors to hold office for a one-year term expiring at the annual meeting in 2010 and until their respective successors are elected and qualified, the directors received the following votes:

Director Name	For	Withheld
Yuet Ying	18,240,838	183,315
Jian Fu	18,240,338	183,815
Marshall Cogan	18,240,883	183,270
Brian G. Cunat	18,226,344	197,809
Arnold Staloff	18,246,336	177,817

2.	With respect to a proposal to approve the stock option grants to the Company’s independent directors, the proposal was approved by the following vote:

For:	15,546,491
Against:	185,235
Abstained:	190,317
Non Votes:	2,567,110

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINER INTERNATIONAL, INC.

August 14, 2009	By:	/s/ Jian Fu
Jian Fu Chief Executive Officer (Principal Executive Officer)

August 14, 2009	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)