Form 10-K/A
period 2008-12-31
Shiner International, Inc.
filed 2009-09-17
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No.2)

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

Explanatory Note

Shiner International, Inc is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission (the "Commission") on March 24, 2009, as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on July 23, 2009. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 2 of Form 10-K/A.  This Amendment No. 2 on Form 10-K/A is being filed to correct an inadvertent error in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 which were filed with Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of September, 2009.

Shiner International, Inc.

By: /s/ Jian Fu
Name: Jian Fu
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jian Fu	Chief Executive Officer and Vice Director	September 17, 2009
Jian Fu

/s/ XueZhu Xu	Chief Financial Officer and Chief Accounting Officer	September 17, 2009
XueZhu Xu

*	Chairman of the Board of Directors	September 17, 2009
Yuet Ying

*	Director	September 17, 2009
Marshall Cogan

*	Director	September 17, 2009
Brian G.Cunat

*	Director	September 17, 2009
Arnold Staloff

* By: /s/ Jian Fu		September 17, 2009
Jian Fu Attorney-in-Fact