Form 10-Q
period 2009-09-30
Shiner International, Inc.
filed 2009-11-13
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes      ☐  No      ☒

On November 13, 2009, 24,588,155 shares of the registrant's common stock were outstanding.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,769,730	$3,816,454
Restricted cash	830,694	684,212
Accounts receivable, net of allowance for doubtful
accounts of $64,252 and $223,973	5,938,780	7,594,718
Advances to suppliers	3,684,950	3,677,890
Notes receivable	152,568	43,503
Inventory, net	7,880,643	7,079,390
Prepaid expenses & other current assets	863,711	1,283,650

Total current assets	21,121,076	24,179,817

Property and equipment, net	12,818,320	12,412,689
Construction in progress	3,393,965	32,265
Advance for purchase of equipment	-	1,531,590
Intangible assets, net	351,230	356,447

TOTAL ASSETS	$37,684,591	$38,512,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,177,670	$3,798,790
Other payables	249,127	145,507
Unearned revenue	349,528	161,516
Accrued payroll	134,901	39,979
Short term loan	2,787,300	3,884,197
Notes payable	693,132	-
Dividend payable	-	63,267

Total current liabilities	7,391,658	8,093,256

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 shares issued and 24,606,321shares outstanding at September 30, 2009
24,650,000 shares issued and 24,650,000 shares outstanding at December 31, 2008	24,650	24,650
Additonal paid-in capital	11,379,919	11,214,071
Other comprehensive income	2,979,200	2,977,847
Statutory reserve	2,858,620	2,854,686
Treasury stock (43,679 shares)	(40,299)	-
Retained earnings	13,090,843	13,348,298
Total stockholders' equity	30,292,933	30,419,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,684,591	$38,512,808

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$8,662,339	$15,159,122	$23,739,125	$40,597,208

Cost of goods sold	7,162,799	12,312,144	20,662,603	32,391,728

Gross profit	1,499,540	2,846,978	3,076,522	8,205,480

Operating expenses
Selling expenses	447,338	427,943	1,222,042	1,132,323
General and administrative expenses	786,711	765,306	2,127,380	1,886,346
Total operating expenses	1,234,049	1,193,249	3,349,422	3,018,669

Income (loss) from operations	265,491	1,653,729	(272,900)	5,186,811

Non-operating income (expense):
Other income, net	97,002	464,488	123,269	589,520
Interest income	6,954	3,425	20,991	20,864
Interest expense	(39,322)	(41,104)	(127,611)	(59,815)
Exchange gain (loss)	57,583	(43,126)	54,827	11,659

Total non-operating income (expense)	122,217	383,683	71,476	562,228

Income (loss) before income tax	387,708	2,037,412	(201,424)	5,749,039

Income tax expense	89,800	173,915	52,097	495,394

Net income (loss)	297,908	1,863,497	(253,521)	5,253,645

Other comprehensive income (loss)
Foreign currency translation gain	45,977	75,867	1,353	1,545,549

Comprehensive Income (loss)	$343,885	$1,939,364	$(252,168)	$6,799,194

Weighted average shares outstanding :
Basic	24,630,551	24,650,000	24,606,321	24,650,000
Diluted	24,630,551	24,650,000	24,606,321	24,650,000

Earnings (loss) per share:
Basic	$0.01	$0.08	$(0.01)	$0.21
Diluted	$0.01	$0.08	$(0.01)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(253,521)	$5,253,645
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,331,282	814,053
Amortization	5,213	5,099
Stock compensation expense for options issued to directors	165,848	119,676
Loss on disposal of assets	183,619	-
(Increase) / decrease in assets:
Accounts receivable	1,654,695	(2,019,719)
Inventories	(800,653)	(1,883,856)
Advances to suppliers	(7,056)	22,660
Other assets	419,566	193,681
Increase / (decrease) in current liabilities:
Accounts payable	(620,656)	2,054,534
Unearned revenue	187,870	(118,679)
Other payables	103,444	(1,310,057)
Accrued payroll	94,851	(6,006)
Tax and welfare payable	-	(821,866)

Net cash provided by operating activities	2,464,502	2,303,165

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable, net	(108,983)	(331,185)
Acquisition of property and equipment	(389,786)	(6,446,892)
Payments for construction in progress	(3,359,178)
Increase in restricted cash	(146,372)

Net cash used in investing activities	(4,004,319)	(6,778,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	3,184,857
Repayment of short-term loans	(1,096,075)	(822,528)
Proceeds from notes payable	1,111,845	-
Repayment of notes payable	(419,232)	-
Purchase of treasury stock	(40,299)	-
Payment of offering costs	-	(99,000)
Dividend paid	(63,219)	(6,218)

Net cash provided by (used in) financing activities	(506,980)	2,257,111

Effect of exchange rate changes on cash and cash equivalents	73	220,504

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,046,724)	(1,997,297)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,816,454	4,607,434

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,769,730	$2,610,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$124,557	$60,980
Income taxes paid	$42,396	$527,360
Transfer from construction-in-process to property and equipment	$-	$3,409,721

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation formerly known as Cartan Holdings, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Line of Business

Shiner was incorporated in the State of Nevada on November 12, 2003.

On July 23, 2007, the Company entered into a share exchange agreement and plan of reorganization with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the agreement, the Company acquired from Sino Palace all of the issued and outstanding capital stock of each of Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) as well as all of the issued and outstanding capital stock of their subsidiaries, Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) in exchange for the issuance of 16,500,000 shares of the Company’s common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, the Company entered into an agreement with Zubeda Mohamed-Lakhani, the Company’s sole director and chief executive officer, pursuant to which she returned 4,750,000 shares of the Company’s common stock for cancellation. Ms. Mohamed-Lakhani was not compensated for the cancellation of her shares. Upon completion of the foregoing transactions, the Company had 21,150,000 shares of common stock issued and outstanding.

The exchange of shares with the Shiner Group was accounted for as a reverse acquisition under the purchase method of accounting since the Shiner Group obtained control of the Company. On July 24, 2007, Cartan Holdings, Inc. changed its name to Shiner International, Inc. Accordingly, the merger of the Shiner Group into the Company was recorded as a recapitalization of the Shiner Group, the Shiner Group being treated as the continuing entity. The Shiner Group had common shareholders and common management. The historical financial statements presented are the combined financial statements of the Shiner Group. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $34,867.

The Company is engaged in the research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.   The accounts of the Chinese subsidiaries are were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810) with the RMB as the functional currency for the Chinese subsidiaries.  According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details of the property and equipment:

	September 30,	December 31,
	2009	2008
		(audited)
Operating equipment	$13,709,878	$12,139,325
Vehicles	98,674	99,013
Office equipment	252,012	262,107
Buildings	1,241,893	1,303,767
Building and equipment improvement	1,346,557	1,184,907
Total	16,649,014	14,989,119

Less accumulated depreciation	(3,830,694)	(2,576,430)

	$12,818,320	$12,412,689

Depreciation expense for the three and nine months ended September 30, 2009 was $441,828 and $1,331,282, respectively; and $309,220 and $814,053, for the three and nine months ended September 30, 2008, respectively.

Construction-in-Process

Construction-in-process mainly consists of amounts expended to build a new workshop. The project is expected to be completed by the end of 2009.  Once the projects are completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in FASB ASC Topic 360) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business” (codified in FASB ASC Topic 225).   The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 there were no significant impairments of its long-lived assets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in FASB ASC Topic 820).  SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine and three months ended September 30, 2009 and 2008 were not significant.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 250,000 options outstanding as of September 30, 2009.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applies FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740).  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (codified in FASB ASC Topic 260). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 250,000 options and 970,050 warrants outstanding as of September 30, 2009.  For the three and nine months ended September 30, 2009 and 2008, the Company’s average stock price was not greater than any of the exercise prices.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30:

	Three Months Ended September 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	24,630,551	$0.01	24,650,000	$0.08
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,630,551	$0.01	24,650,000	$0.08

	Nine Months Ended September 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,606,321	$(0.01)	24,650,000	$0.21
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	24,606,321	$(0.01)	24,650,000	$0.21

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $2,979,200 and $2,977,847 at September 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments (See Note 14).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 13, 2009.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

Note 3 - Inventory

Inventory consisted of the following:

	September 30, 2009	December 31, 2008
		(audited)

Raw Material	$3,125,741	$3,578,816
Work in process	1,437,292	1,039,346
Finished goods	3,533,525	2,461,228
	8,096,558	7,079,390
Less: Obsolescence Reserve	(215,915)	-
Net Inventory	$7,880,643	$7,079,390

Note 4 - Intangible Assets

Intangible assets were as follows:

	September 30, 2009	December 31, 2008
		(audited)

Rights to use land	$391,377	$391,378
Less: Accumulated amortization	(40,147)	(34,931)
Net Intangible Assets	$351,230	$356,447

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Note 5 - Short-term loans

Short-term loans consisted of the following:

	September 30, 2009	December 31, 2008

The term of the loan was from March 3, 2008 to March 3, 2009 with an interest rate at the standard rate times 1.1 8.09% at December 31, 2008. The loan was collateralized by a one-year time deposit. This loan was repaid in March 2009.	$-	$400,195

The term of the loan was from April 24, 2008 to April 24, 2009 with interest of 8.21%. The loan was collateralized by a one-year time deposit. This loan was repaid in April 2009.	-	256,602

The term of the loan was from May 30, 2008 to May 29, 2009 with an interest rate of 7.51% at December 31, 2008. The loan was collateralized by building and machines. This loan was repaid in May 2009.	-	1,467,000

The term of the loan was from June 30, 2009 to June 8, 2010 with interest of 5.31% at September 30, 2009. The loan is collateralized by building and machines.	1,467,000	-

The term of the loan was from July 10, 2008 to July 9, 2009 with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings, land use rights and machines. This loan was repaid in July 2009	-	733,500

The term of the loan is from July 14, 2009 to June 8, 2010 with interest of 5.31% at September 30, 2009. The loan is collateralized by building and machines.	733,500	-

The term of the loan was from August 15, 2008 to August 14, 2009 with interest of 7.51% at December 31, 2008. The loan was collateralized by building and machines. This loan was repaid in August 2009.	-	440,100

The term of the loan was from October 10, 2008 to September 3, 2009 with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings, land use rights and machines. This loan was repaid in September 2009.	-	586,800

The term of the loan is from September 16 10, 2009 to June 8, 2010 with interest of 5.31% at September 30, 2009. The loan is collateralized by building and machines.	586,800	-

	$2,787,300	$3,884,197

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 6 – Notes Payable

Notes payable consisted of the following:

September 30, 2009

Note payable to Shenzhen Development Bank due on October 2, 2009. The note accrues interest at 0% and is collateralized notes receivable. This note was repaid in October 2009.	693,132

$693,132

Note 7 – Stockholders’ Equity

Treasury Stock

During the nine months ended September 30, 2009, the Company purchased 43,679 shares of its common stock on the open market (treasury shares) for $40,299.  The Company accounted for the purchase of these treasury shares using the cost method.

Note 8 - Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	90,000	$7.00	$-
Granted	190,000	1.38	-
Forfeited/canceled	(30,000)	7.00	-
Exercised	-	-	-
Outstanding as of September 30, 2009	250,000	$2.73	$11,700

Exercisable at September 30, 2009	90,000	2.53	$9,100

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2009:

Risk-free interest rate	2.5%
Expected life of the options	3 to 5 years
Expected volatility	103%
Expected dividend yield	0%

The exercise price for options outstanding at September 30, 2009 is as follows:

Number of Options	Exercise Price
90,000	$1.25
100,000	$1.50
60,000	$7.00
250,000

For options granted during 2009 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.63 and the weighted-average exercise price of such options was $1.38.  No options were granted during 2009 where the exercise price was equal to or less than the stock price at the date of the grant.  At September 30, 2009, the unamortized compensation costs related to nonvested options amounted to $60,381, which will be expensed through the fourth quarter of 2011.

Warrants

Following is a summary of warrant activity:

Outstanding as of December 31, 2008	970,050
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2009	970,050

Note 9 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

●	Shiny-day - 50% exemption from federal tax from January 1, 2007 to December 31, 2009.

●
Shiner Industrial - 50% exemption from federal tax from January 1, 2006 to December 31, 2008 and enjoys a tax rate of 15% from January 1, 2009 to December 31, 2011 since it is recognized as a high-tech enterprise.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

●
Hainan Modern Hi-Tech Industrial Co., Ltd. exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% reduction (50% of 18%) from January 1, 2010 to December 31, 2012.

●
Zhuhai Modern Huanuo Packaging Material Co., Ltd. -exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiny-day	Income tax rate- Shiner Industrial
2007	15%	7.5%	7.5%
2008	18%	9%	9%
2009	20%	10%	15%
2010	22%	22%	15%
2011	24%	24%	15%
2012	25%	25%	25%

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended
	September 30, 2009	September 30, 2008
Tax provision (benefit) at U.S. statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	4%	1%
Effect of tax holiday	(6)%	(17)%
	23%	9%

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Tax provision (benefit) at U.S. statutory rate	(34)%	34%
Foreign tax rate difference	9%	(9)%
US NOL for which no benefit is realized	-	1%
Other	(1)%
Effect of tax holiday	-	(17)%
	(26)%	9%

The effect of the change of tax status was accounted for in accordance with SFAS No. 109, par. 28 (codified in FASB ASC Topic 740.10.25), which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for the nine months ended September 30, 2009 income would have been unaffected but for the nine months ended September 30, 2008 income would have been lower by approximately $1,459,000. The net effect on earnings per share had income tax been applied would have had no effect on earnings per share for the nine months ended September 30, 2009, but would have decreased earnings per share from $0.21 to $0.15 for the nine months ended September 30, 2008.

Foreign pretax earnings approximated $(47,000) and $5,500,000 for the nine months ended September 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, approximately $13,800,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,250,000 would have to be provided if such earnings were remitted currently.

Note 10 - Employee Welfare Plans

The total expense for the employee common welfare was $23,585 and $159,338, and $32,234 and $36,775 for the three and nine months ended September 30, 2009 and 2008, respectively.  The Company recorded welfare payable of $0 and $0 at September 30, 2009 and December 31, 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

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

The Company appropriated $3,934 and $519,106 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the three months ended September 30, 2009 and 2008, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

Two vendors provided 6.5% and 2.9% of the Company’s raw materials for the nine months ended September 30, 2009.  Two vendors provided 9% and 5% of the Company’s raw materials for the nine months ended September 30, 2008.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Two customers accounted for 10.5% and 8.3% of the Company’s sales for the nine months ended September 30, 2009.  Two customers accounted for 18% and 8% of the Company’s sales for the nine months ended September 30, 2008.

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

Note 13 - Contingent Liabilities

At September 30, 2009, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $905,042.

Note 14 – Segment Information

The Company’s business segments are in packaging film (which includes BOPP tobacco, coated, and anti-counterfeit) and color printing.  The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues from unrelated entities
Color Printing	$955,682	$3,009,476	$2,252,350	$8,748,918
Packaging	7,706,657	12,149,646	21,486,775	31,848,290
	$8,662,339	$15,159,122	$23,739,125	$40,597,208

Intersegment revenues
Color Printing	$453,834	$205,113	$1,138,360	$479,814
Packaging	5,228,297	1,059,190	15,040,985	5,477,601
	$5,682,131	$1,264,303	$16,179,345	$5,957,415

Total Revenues
Color Printing	$1,409,516	$3,214,589	$3,390,710	$9,228,732
Packaging	12,934,954	13,208,836	36,527,760	37,325,891
Less Intersegment revenues	(5,682,131)	(1,264,303)	(16,179,345)	(5,957,415)
	$8,662,339	$15,159,122	$23,739,125	$40,597,208

Income (loss) from operations
Color Printing	$(313,374)	$(71,343)	$(694,786)	$351,004
Packaging	668,858	2,128,741	657,915	5,283,362
Holding Company	(89,993)	(403,669)	(236,029)	(447,555)
	$265,491	$1,653,729	$(272,900)	$5,186,811

Interest income
Color Printing	$33	$715	$714	$1,761
Packaging	6,727	2,562	19,953	16,076
Holding Company	194	148	324	3,027
	$6,954	$3,425	$20,991	$20,864

Interest Expense
Color Printing	$125	$-	$583	$-
Packaging	39,147	41,104	126,634	59,815
Holding Company	50	-	394	-
	$39,322	$41,104	$127,611	$59,815

Income tax expense (benefit)
Color Printing	$-	$(3,401)	$-	$39,427
Packaging	89,800	177,316	52,097	455,967
Holding Company	-	-	-	-
	$89,800	$173,915	$52,097	$495,394

Net Income (loss)
Color Printing	$(316,911)	$(573,268)	$(695,284)	$(181,612)
Packaging	704,668	2,511,959	677,862	5,740,785
Holding Company	(89,849)	(75,194)	(236,099)	(305,528)
	$297,908	$1,863,497	$(253,521)	$5,253,645

Provision for depreciation
Color Printing	$83,490	$136,112	$264,532	$177,708
Packaging	358,338	173,108	1,066,750	636,345
Holding Company	-	-	-	-
	$441,828	$309,220	$1,331,282	$814,053

	As of	As of
	September 30,	December 31,
	2009	2008
		(audited)
Total Assets
Color Printing	$5,075,420	$6,429,317
Packaging	32,436,501	30,317,410
Holding Company	172,670	1,766,081
	$37,684,591	$38,512,808

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 15 - Geographical Sales

Geographical distribution of sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographical Areas	2009	2008	2009	2008

Chinese Main Land	$5,566,691	$11,808,486	$16,173,125	$32,158,174
Asia (outside Main Land China)	1,531,807	1,615,058	3,751,463	4,240,289
Africa	149,425	260,955	280,981	587,853
Australia	696,617	420,116	1,826,576	1,087,257
USA	217,998	470,111	387,023	794,328
South America	96,985	90,782	376,865	600,330
Europe	402,816	493,614	943,092	1,128,977
	$8,662,339	$15,159,122	$23,739,125	$40,597,208

Note 16 – Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date management and audit committee approved the financial statements.

Subsequent to September 30, 2009, the Company purchased 18,166 shares of its common stock on the open market (treasury shares).

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

We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the nine months ended September 30, 2009, color printed packaging products made up 9.5% of our revenue, BOPP tobacco film made up 40.8% of our revenue, coated film accounted for 27.5% of our revenue and anti-counterfeit film sales equaled 22.2% of our revenue.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008:

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenues	$8,662,339	$15,159,122	$(6,496,783)	(42.9)
Cost of goods sold	7,162,799	12,312,144	(5,149,345)	(41.8)
Gross profit	1,499,540	2,846,978	(1,347,438)	(47.3)
Selling, general and administrative expenses	1,234,049	1,193,249	40,800	3.4
Interest expense	39,322	41,104	(1,782)	(4.3)
Income tax expense	89,800	173,915	(84,115)	(48.4)
Net income	297,908	1,863,497	(1,565,589)	(84.0)

Revenues

Our revenues for the three months ended September 30, 2009 decreased 42.9% or $6,496,783 compared to the same period in 2008.  The decrease in revenues resulted from a 36.6% or $4,442,989 decrease in our packaging segment (that includes a 25.3% or $1,051,454 decrease in tobacco BOPP sales, a 36.6% or $1,381,375 decrease in coated film sales, and a 47.6% or $2,010,160 decrease in the sales of anti-counterfeit film sales), and a 68.2% or $2,053,794 decrease in color printing sales.  The decrease in revenue was also coupled with a decrease in the selling price of our packaging and color printing products.  The decrease in sales was attributable in large part to the global economic crisis and the melamine milk scare that began in late 2008.

International sales for the three months ended September 30, 2009 totaled $3,095,648 accounting for 35.7% of total revenues in comparison to $3,350,636 or 22.2% for the three months ended September 30, 2008.  A 7.6% or $254,988 decrease in international sales was primarily due to a 1% decrease in anti-counterfeit film sales and a 15% decrease in coated film.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2009 was $7,162,799 or 82.7% of revenues as compared to $12,312,144 or 81.2% of revenues during the three months ended September 30, 2008. Cost of goods sold for our packaging segment as a percentage of packaging revenue and cost of goods sold for our color printing segments as a percentage of color printing revenue were 80.7% and 98.4%, respectively, for the three months ended September 30, 2009 as compared to 71.2% and 121.7%, respectively, for the same period in 2008.  The decrease in cost of goods sold was directly related to the decrease in revenue.  The increase in cost of goods sold as a percentage of revenue for our packaging segment was due to lower selling prices for our products as a result of current market conditions and the increase in depreciation expense as a result of adding a new production line.

Gross Profit

Our gross profit for the three months ended September 30, 2009 was $1,499,540, representing a gross margin of 17.3%, a decrease of 1.5% from the gross margin of 18.8% for the three months ended September 30, 2008.  The decrease in gross margin was a direct consequence of a decrease in the selling prices of our products and the increase in depreciation expense as a result of adding a new production line.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 3.4% or $40,800 to $1,234,049 for the three months ended September 30, 2009 compared to $1,193,249 for the three months ended September 30, 2008. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the three months ended September 30, 2009 increased by 4.5% to $447,338 compared to $427,943 for the same period in 2008. General and administrative expenses for the three months ended September 30, 2009 increased by 2.8% to $786,711 compared to $765,306 for the same period in 2008.  The increases in our selling, general and administrative expenses were not significant.

Interest Expense

Interest expense in the three months ended September 30, 2009 decreased by 4.3% to $39,322 compared to $41,104 for the same period in 2008. This decrease was not significant.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that could be sold.

Income Tax Expense

For the three months ended September 30, 2009 we recorded a tax provision of $89,800 as compared to $173,915 for the same period in 2008.  Our effective tax rates for the three months ended September 30, 2009 and 2008 were 23.2% and 8.5%, respectively.

Net Income

The decrease in our net income for the three months ended September 30, 2009 as compared to the same period for 2008 was the result of lower sales and decreased margins on those sales.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008:

	Nine Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenues	$23,739,125	$40,597,208	$(16,858,083)	(41.5)
Cost of goods sold	20,662,603	32,391,728	(11,729,125)	(36.2)
Gross profit	3,076,522	8,205,480	(5,128,958)	(62.5)
Selling, general and administrative expenses	3,349,422	3,018,669	330,753	11.0
Interest expense	127,611	59,815	67,796	113.3
Income tax expense	52,097	495,394	(443,297)	(89.5)
Net income (loss)	(253,521)	5,253,645	(5,507,166)	(104.8)

Revenues

Our revenues for the nine months ended September 30, 2009 decreased 41.5% or $16,858,083 compared to the same period in 2008.  The decrease in revenues resulted from a 32.5% or $10,361,515 decrease  in our packaging segment (that includes a 25.9% or $3,390,317 decrease in tobacco BOPP sales, a 32.8% or $3,183,731 decrease in coated film sales, and a 41.8% or $3,787,467 decrease in the sales of anti-counterfeit film sales), and a 74.3% or $6,496,568 decrease in color printing sales.  The decrease in revenue was also coupled with a decrease in the selling price of our packaging and color printing products.  The decrease in sales was attributable in large part to the global economic crisis and the melamine milk scare that began in late 2008.

International sales for the nine months ended September 30, 2009 totaled $7,566,000 accounting for 31.9% of total revenues in comparison to $8,439,034 or 20.8% for the nine months ended September 30, 2008.  A 10.3% or $873,034 decrease in international sales was primarily due to a 14.7% decrease in anti-counterfeit film sales and a 4.4% decrease in coated film sales.

Cost of Goods Sold

Cost of goods sold during the nine months ended September 30, 2009 was $20,662,603 or 87.0% of revenues as compared to $32,391,728 or 79.8% of revenues during the nine months ended September 30, 2008. Cost of goods sold for our packaging segment as a percentage of packaging revenue and cost of goods sold for our color printing segments as a percentage of color printing revenue were 85.5% and 102.1%, respectively, for the nine months ended September 30, 2009 as compared to 75.3% and 96.1%, respectively, for the same period in 2008  The decrease in cost of goods sold was directly related to the decrease in revenue.  The increase in cost of goods sold as a percentage of revenue for our packaging segment was due to lower selling prices for our products as a result of current market conditions and the increase in depreciation expense as a result of adding a new production line.

Gross Profit

Our gross profit for the nine months ended September 30, 2009 was $3,076,522, representing a gross margin of 13.0%, a decrease of 7.2% from the gross margin of 20.2% for the nine months ended September 30, 2008.  The decrease in gross margin was a direct consequence of the decrease in the selling prices of our products and the increase in depreciation expense as a result of adding a new production line.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 11.0% or $330,753 to $3,349,422 for the nine months ended September 30, 2009 compared to $3,018,669 for the nine months ended September 30, 2008. General and administrative expenses include rent, management and staff salaries, general insurance, marketing, accounting and legal expenses. Selling expenses for the nine months ended September 30, 2009 increased by 7.9% to $1,222,042 compared to $1,132,323 for the same period in 2008 due to an increase in marketing expense of $180,340; offset by a decrease in transportation expense of $90,553.  General and administrative expenses for the nine months ended September 30, 2009 increased by 12.8% to $2,217,380 compared to $1,886,346 for the same period in 2008 due to an increase in the provision for inventory impairment of $204,990 and a loss on the disposal of assets of $183,619.

Interest Expense

Interest expense in the nine months ended September 30, 2009 increased by 113.3% to $127,611 compared to $59,815 for the same period in 2008. This increase was mainly attributable to the increase in our outstanding short-term debt and notes payable.

Other Income (Expense)

The decrease in other income was due in large part to a decrease in waste materials that could be sold.

Income Tax Expense

For the nine months ended September 30, 2009 we recorded a tax provision of $52,097 as compared to $495,394 for the same period in 2008.  Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 25.9% and 8.6%, respectively.  Since we operate in a privileged economic zone, we will continue to enjoy certain tax privileges as a result of a reduced rate in 2008.

Net Income

The decrease in our net income (loss) for the nine months ended September 30, 2009 as compared to the same period for 2008 was the result of lower sales, decreased margins on those sales and higher interest costs and general and administrative expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the nine months ended September 30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At September 30, 2009, we had $1.769.730 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of September 30, 2009, we had three short-term loans for a total of $2,787,300, with interest at 5.31%. The loans are due in June 2010 and are collateralized by time deposits or by buildings and equipment. Also as of September 30, 2009, we had one note payable of $693,132, with interest of 0% and was collateralized by accounts and notes receivable. The note was repaid on October 2009.  As of September 30, 2009, we had working capital of $13,729,418, a decrease of $2,357,143 from December 31, 2008. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

On October 22, 2007, we completed a private placement offering pursuant to which we sold 3,500,000 units at an offering price of $3.00 per unit for gross proceeds of $10,500,000. Each unit consisted of one share of our common stock, par value $.001 per share, and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. Accordingly, we issued 3,500,000 shares of common stock and warrants to purchase 525,000 shares of our common stock to the 76 accredited investors who participated in this offering. In addition, we compensated four finders that assisted in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sales of units placed and (ii) issuing them warrants to purchase that number of shares of our common stock equal to 15% of the units placed. The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering.

During the nine months ended September 30, 2009, we purchased 43,679 shares of our common stock on the open market (treasury shares) for $40,299.  We accounted for the purchase of these treasury shares using the cost method.

Net cash flows provided by operating activities for the nine months ended September 30, 2009 was $2,464,502 compared to $2,303,165 for the nine months ended September 30, 2008. This change in cash flows from operating activities was mainly due to a reduction in accounts receivable during the nine months ended September 30, 2009.

We used $4,004,319 in investing activities during the nine months ended September 30, 2009 for the issuance of a note receivable; acquisition of property and equipment and construction in progress and an increase is time deposits collateralizing our short-term loans.

Cash used in financing activities during the nine months ended September 30, 2009 was $506,980 due to the issuance of notes payable offset by repayments of our short term loans and notes payable.

Assets

As of September 30, 2009, our accounts receivable decreased by $1,655,938 compared with the balance as of December 31, 2008. The decrease in accounts receivable during then nine months ended September 30, 2009 was due primarily to decreased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Notes receivables increased by $109,065 and inventory increased by $801,253 in the same period. Prepaid expenses and other current assets decreased by $419,939 during nine months ended September 30, 2009.

Liabilities

Our accounts payable decreased by $621,120 during the nine months ended September 30, 2009 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied), other payables and accrued payroll increased by $188,012, $103,620 and 94,922 over the same period, respectively.

Short-term loans decreased by $1,096,897 due to the repayment of two of our short-term loans during the nine months ended September 30, 2009 and notes payable increased $1,111,314 during the same period due to the issuance of two notes payable.  Notes payable increased by $693,132 due to the issuance of two notes payable during the nine months ended September 30, 2009, one of which has already been repaid.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income.

The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB  ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on November 13, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No.166 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No.166 will have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No. 167 will have an impact on our financial condition, results of operations or cash flows.

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

None

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

SHINER INTERNATIONAL, INC.

November 13,2009	By:	/s/ Jian Fu
Jian Fu Chief Executive Officer (Principal Executive Officer)

November 13,2009	By:	/s/ Xuezhu Xu
Xuezhu Xu Chief Financial Officer (Principal Financial and Accounting Officer)