Form 10-K
period 2009-12-31
Shiner International, Inc.
filed 2010-03-25
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________.

Commission File No. 001-33960

Shiner International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0507398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19th Floor, Didu Building, Pearl River Plaza
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
Yes ☐  No ☑

On March 15, 2010, there were 24,588,155 shares of the registrant’s common stock outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 was $12,641,273.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2010 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2009 are incorporated by reference into Part III of this annual report.

TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments.	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters	24
	and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and	26
	Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and	32
	Financial Disclosure
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	33

PART III

Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	34
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Principal Accountant Fees and Services	34

PART IV

Item 15.	Exhibits and Financial Statement Schedules	35

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

PART I

In this Annual Report on Form 10-K, we will refer to Shiner International, Inc., a Nevada corporation, as "Shiner," "our company," "we," "us," and "our."  Shiner and its subsidiaries may be referred to herein collectively as the "Shiner Group."

Item 1.  Business.

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in the People's Republic of China ("China") through our operating subsidiaries. Our principal executive offices are located at19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104. Our website is http://www.shinerinc.com.

Our primary business consists of the research and development, manufacture and distribution of technology driven advanced packaging film products.  Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”), which was incorporated on May 21, 2003 and is headquartered in Haikou, Hainan Province, and Zhuhai Huanuo Packaging Material Co., Ltd. (“Zhuhai”), which was incorporated on December 25, 2006 and is headquartered in Zhuhai, Guangdong Province.  In 2009, Shiner Industrial acquired all of the assets of Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) and Hainan Modern Hi-Tech Industrial Co., Ltd. (“Hainan Hi-Tech”) in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment.

We operate in several markets within the packaging film segment: bi-axially oriented polypropylene (“BOPP”) based films, coated films, anti-counterfeit films and color printed packaging materials. For the year ended December 31, 2009, color printed packaging products made up approximately 7.9% of our revenue, BOPP tobacco film made up 40% of our revenue, coated film accounted for 29.6% of our revenue and anti-counterfeit film sales equaled approximately 22.5% of our revenue. Currently, our overall production capacity consists of:

•	five coated film lines with capacity of 15,000 tons per year;
•	one BOPP tobacco film production line with capacity of 3,500 tons per year;
•	one BOPP film production line with capacity of 7,000 tons per year;
•	three color printing lines; and
•	four anti-counterfeit film lines with capacity of 2,500 tons per year.

Overall, our growth strategy is focused on: (i) continuing our efforts to gain international market share in coated film through better pricing strategy and excellent after-sale service; (ii) expanding sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) developing next generation films; and (iv) acquiring an anti-counterfeit technology company. While we are not focused on growing our BOPP product sales, the BOPP film business provides us with steady cash flow to cover operating costs and allows us to explore other, more sophisticated film technology products. Although we rely on the revenue generated from our BOPP based films, we are also focused on developing and exploiting our anti-counterfeit film technology and coated film sales along with other more sophisticated film products. As a result, we expect to generate more significant revenues and greater profit margins from our anti-counterfeit film and coated film products over the next year because of the specialized and proprietary nature of these products. We believe that we will attribute our future growth to sales of our anti-counterfeit film products.

We were incorporated as Cartan Holdings Inc. on November 12, 2003 in Nevada.  Since July 23, 2007, our principal place of business has been based in China.   As a result of a share exchange transaction, we changed our name to Shiner International, Inc. on July 24, 2007.

Our Business Operations

Shiner Industrial

Shiner Industrial produces three main types of packaging film: common BOPP film for package over-wraps,  shrink-wrap and anti-counterfeit films.

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

Shiner Industrial also has color printing capabilities.  It is able to fulfill the printing needs of multiple manufacturers, including consumer goods companies located in China.

Shiner Industrial currently has one BOPP tobacco film production line with total capacity of 3,500 tons per year, three anti-counterfeit film lines with an annual capacity of 1,000 tons, three coated film lines with an annual capacity of 6,000 tons and two 8-color printing lines.

Zhuhai

Zhuhai produces BOPP film, coated film and anti-counterfeit film has color printing capabilities.  It currently has one BOPP film production line with an annual capacity of 7,000 tons, two coated film lines with an annual capacity of 9,000 tons, one anti-counterfeit film line with an annual capacity of 1,500 tons and one 10-color printing line.

We have received a number of accolades for our products over the years.  Shiner Industrial was nominated as the National Standardization Creator for both coated and anti-counterfeit films by the Industrial Standards Administration of China in June 2007. This nomination recognizes that Shiner Industrial’s products are created on the forefront of technology, are perfected through its strong technological strength in the functional packaging films industry, and heighten the barriers of entry for new market entrants.  We received the 2004-2005 Annual Technology Advancing Certificate by People’s Government of Haikou for our BOPP laser holographic anti-counterfeit shrinkable film. Additionally, this product was selected to be listed in the China Reputable Products Database by the China Enterprises Union. We have further been honored as a National New Product by the Ministry of Science and Technology of China and Ministry of Commerce of China for our BOPP laser anti-counterfeit film.

We were awarded the World Chinese Entrepreneurs Creativity Medal for our industry-leading flexible packaging materials and two of our research and development projects were selected as “Key Sci-tech Projects of Hainan Province” by the Department of Science and Technology of Hainan Province.  The Ministry of Science and Technology of China has certified us as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

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

Industrial growth is a key driver of demand for coated and laminated film materials. In China during the past several years, the increasing demand for coated and laminated film has predominantly been driven by:

•	international consumer goods companies relocating operations into mainland China;
•	concerted efforts by the Chinese government to improve safety, hygiene and sanitation in consumer products in order to reduce contamination and spoilage;
•	growth in consumer incomes in China during the past 5 to 10 years have led consumers to demand more convenience (e.g. individual packaged snacks) and attractive packaging without adding weight; and
•	concern over protection from product tampering.

From the manufacturer to the grocer and to the consumer’s home, airtight plastic packaging helps keep foods and other products fresh and free from contamination without adding bulk.

Coated Film, Tobacco and other BOPP Based Film

The packaging film industry in China is concentrated among relatively few domestic companies and scattered smaller producers with limited capacity. Significant initial capital and technological requirements are necessary to produce coated, shrink-wrap and anti-counterfeit films that meet national and international criteria. Stricter industry regulations and increased product specifications by end-users are eliminating many of the industry’s smaller players.

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

Coated Film, Tobacco and other BOPP Based Film

For most packaging films, BOPP film serves as the base film from which anti-counterfeit, coated, tobacco and other specialty films are designed. There are multiple manufacturers of BOPP film in China qualified to meet international standards. However, packaged goods require different porosity levels for water vapor, gases, as well as fragrance and heat resistance barriers depending on whether the item is edible (such as packaged dates, crackers, sweet cakes, freeze-dried coffee) or a non-food product (such as medicine, tobacco, or dried flowers). Shiner Industrial uses BOPP as the base film from which more sophisticated films, such as anti-counterfeit, coated and tobacco films, are produced.

Coated film is a functional packaging film in which a thin layer of polyolefin-based film is sealed either on one or both sides of the film with a varying type of chemical substance (coating layer). Depending on which coating layer is used, coated films have greater endurance and tensile strength and can be produced in heat-resistant, shrink-wrapped, pealable or other varieties. Coated films are known for their superior moisture, vapor, flavor and aroma barrier traits, as well as their clarity and superior printability. The base film is generally either BOPP, bi-oriented polyethylene terephthalate polyester film (“PET”) or nylon (“BOPA”), depending on the needs of the end-user. When BOPP film is used, it can be coated with acrylic, PVDC or thermoplastic polyvinyl alcohol (“PVOH”). PVDC is a type of recognized packaging material with high barrier properties for water vapor, oxygen, aroma or flavor and other gases such as nitrogen and carbon dioxide. PVOH is used for its excellent oxygen barrier properties. When an acrylic layer is applied, it works as a protective armor and is well-suited for multiple types of water-based inks or ultra-violet inks to print upon. The use of water-based inks is preferred by most customers because of its cost savings and its environmentally-beneficial advantages as compared to oil-based inks.  To our knowledge, we are the only producer of acrylic coated film in China.  In terms of its function as an oxygen barrier, BOPP film has an average of 2000 ml oxygen infiltrate for every square meter. PVDC has an average of 10 ml oxygen infiltrate for every square meter. PVOH has an average of 0.7 ml oxygen infiltrate for every square meter. All films can be surface-printed, reverse-printed or used unprinted.

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

Manufacturing

For most packaging films, BOPP film serves as the base film from which anti-counterfeit, coated, tobacco and other specialty films are designed. There are multiple manufacturers of BOPP film in China qualified to meet international standards. We use film machines and film lines to manufacture the packaging and specialty films.

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

Sales and Marketing

Since 2003, we have concentrated on forming an experienced, knowledgeable and customer-oriented marketing team. Currently, we have 25 employees in our marketing group, 17 of these have worked in the industry for five years or more and are familiar with buyers’ changing needs and concerns. In order to effectively serve the needs of different customers, marketing functions are divided into four units:

•	Coated film;
•	BOPP tobacco and anti-counterfeit film;
•	Color printing; and
•	International.

Coated Film

We have established relationships with consumer goods manufacturers who comprise the majority of the coated film customers in China. Potential customer data is frequently updated through market research we perform to identify customers and sales calls to potential customers.

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

Our marketing personnel typically serve both our coated film products and color printing customers in China in order to provide them with the convenience of “full service” from a single vendor.

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

Anti-counterfeit Film

Piracy is a serious problem in the Chinese consumer marketplace, resulting in economic losses to manufacturers and health and safety costs to consumers. In an effort to address this problem and to protect the patent holders, Shiner Industrial has developed a unique patented anti-counterfeit packaging film. Our film has received several recognition awards from national organizations in China and has the beneficial characteristics of other BOPP films, such as heat and temperature resistance, shrink-wrap, flavor and aroma barrier.

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

In 2008 and 2009, we spent over $300,000 and $320,000, respectively, on international marketing and promotion and we have budgeted $1 million for such expenses in 2010, which includes travel, industry advertising, and exhibition fees.

Competitive Advantages

We believe we are able to effectively compete in both the domestic Chinese and international markets by means of proven quality, cost advantages and a service team that addresses customers before, during and after the sale process in order to build long-term customer relationships. Our customer-oriented perspective permeates each business unit and is largely responsible for our ability to penetrate new markets and successfully build on sales to new customers.

•
Quality - In the domestic Chinese market, our products generally exceed accepted industry standards, while overseas, our products have received international and U.S. Food and Drug Administration ("FDA") certification and have proven to equal or even exceed the quality of industry leaders.

•
Price - In China, we have a lower operating cost basis than most competitors due to economies of scale and the design of our own production lines. In the international market, we are able to take advantage of lower labor and operating costs in comparison with Western industry leaders and our prices are approximately 25% lower on same product sales.

•	Customer Service - For each business line, we have an accomplished sales and after-sales service team that is trained to promptly respond to customers.

•	One-Stop Service - By providing film making, packaging, and printing services, we are able save customers both lead-time and costs.

•
Research - We have 15 patents, seven patent applications pending and two trademarks issued by China.  Our research and development team includes over 21 engineers, several of whom hold advanced degrees in related fields. In 2006, we entered into a five-year research agreement with China’s Science & Technology University.  Under the terms of this agreement, six professors, all holding advanced degrees, work in conjunction with our R&D team.  Shiner owns the proprietary rights to all findings to dedicated research projects which are undertaken at our request. We pay the university estimated fees of $12,850 annually under this agreement.

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

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 50% of the raw materials for Shiner Industrial’s BOPP tobacco film operation are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd.  In contrast, only about 8% of the raw materials for our coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in China.  All of the raw materials for our color printing operations are purchased domestically in China. There are numerous suppliers for these raw materials. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in our color printing production process that are provided by any sole source supplier.

Zhuhai's BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs.  In 2009, this saved us approximately $65 per ton in raw material costs.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis.

Customers

Our customers are composed mainly of consumer products manufacturers, distributors, printers and converters. About 60% of our customers are located in China, with the remainder located in Southeast Asia, Europe and North America. While our coated, tobacco, and anti-counterfeit packaging films are sold in the international market, our color printing business mainly serves customers in China who are looking for one-stop service to fulfill their printing and packaging needs by a single vendor.

Coated Film

We are the leading producer of coated film in China, with approximately 30% market share of China domestic coated film output in 2009. Our domestic competitors exist only in the form of smaller rivals with an average capacity of several hundred tons. Approximately 70% of our sales are made directly to customers, with the remaining 30% being sold through domestic distributors servicing one-off, small-scale packaging operations. We believe we are a premier producer of coated films nationally, and enjoy a reputation both for first-rate quality and service.  We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales, are subject to pre-payment on all orders. Our largest domestic customer, Huian Dali Packaging Co., Ltd., a manufacturer of cakes and snack foods, accounted for approximately 16% of our coated film sales in China and 5% of our total sales in 2009.

Internationally, during 2009, approximately 10 customers accounted for approximately 50% of our total coated film sales with an average sale of $300,000 per customer. Approximately 10% of our exported coated film is sold to printing and packaging companies located in the U.S. with the remainder sold to companies located in Southeast Asia, Turkey, South Africa, and Australia. Approximately 50% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt.  Our largest international customer, Impak Films Pty. Ltd. ("Impak"), an Australian packaging distributor, accounted for approximately 22% of our coated film sales and 7% of our total sales in 2009.

BOPP Tobacco Film

As tobacco remains one of the state-controlled industries in China, all of our domestic BOPP tobacco film sales are made to provincial cigarette manufacturers who can buy only from pre-approved domestic manufacturers meeting the quality and technical specifications as well as the standard price requirements of the Chinese government. We currently sell our BOPP tobacco film to 28 out of 32 provincial cigarette manufacturers and have verbal contracts to sell over 5,000 tons of film per year to the state owned cigarette company of China.

Anti-counterfeit Film

We introduced anti-counterfeit film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co. ("Vintaba"), the tobacco production company of the Government of Vietnam. Our anti-counterfeit product sales were approximately $7.8 million in 2009, of which Vintaba accounted for approximately 41% and the Hainan Yeshu Group accounted for approximately 19% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. We plan to target tobacco, alcohol and entertainment companies as sources of new sales.

Color Printing

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe that our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements.  Our two largest customers, Dongguan Lidun Detergent Industrial Co., Ltd. and Yeshu Group, accounted for 42% and 11%, respectively, of color printing sales in 2009.

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

During 2008 and 2009, we spent approximately $150,310 and $347,610, respectively, on research and development projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films. In 2010, we plan to spend approximately $2,000,000 in the area of new product trials. All research and development costs are funded through our operating cash flow and are expensed as incurred.

In addition to in-house research and development, we have sponsored several projects with research institutions and universities in China to which we retain all proprietary rights for the research funded by us. We also have a formal agreement with China’s Science & Technology University through 2010 for which we have proprietary rights to all findings based upon dedicated research conducted on our behalf. We also have informal alliances with Fudan University in Shanghai, Sun Yat Sen University (Zhong Shan) in Guangzhou and Tsinghua University in Beijing.

Intellectual Property

We hold 15 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China. We have additional products and production equipment for which seven patent applications are currently pending and we expect to receive approval of one patent during 2010 and the remaining in 2011. We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department.

Currently, we have 535 full-time employees, of which 378 are employed by Shiner Industrial and 157 are employed by Zhuhai.  Our employees work in the functional units as indicated in the table below.

Department	Shiner Industrial	Zhuhai
Management	9	0
All administration	11	1
Sales	21	0
Production	337	156
TOTAL	378	157

Government and Environmental Regulation

In February 2009, China's top legislature enacted the new Food Safety Law ("FSL"), effective as of June 1, 2009, providing a legal basis for the government to regulate food quality and strengthen food safety control "from the production line to the dining table." The FSL restructures and clarifies the coordination of government agencies with responsibility over food safety, provides broader enforcement powers and harsher penalties for violations, mandates national harmonized standards for food products and additives, and more tightly regulates food ingredients and additives. Vice Premier Li Keqiang heads up the state-level food safety commission to oversee the entire food monitoring system, whose lack of efficiency has long been blamed for repeated scandals. Offenders could face maximum fines which would be ten times the value of sold products. If businesses are found producing or selling a substandard foodstuff, consumers can ask for financial compensation which is ten times the price of the product, in addition to compensation for the harm the product causes the consumer. Chinese food producers must record information on raw material procurement and food processing procedures and keep detailed records for at least two years under the new food safety regulations. The FSL also mandates a comprehensive risk monitoring and assessment system to prevent food safety incidents from escalating into crises. Detailed rules are laid out for the development of national food safety standards, greater scrutiny of food additives, import and export activity, and packaging and labeling. The new FSL mandates additional rule-making to regulate every phase of the food production process, a complete review and assessment of current food safety issues, national standards for food quality and safety, and a unified national program for addressing food safety emergencies.

Under the FSL, the Chinese government regulates food manufacturers (producers and processors) and operators (distributors and caterers), as well as manufacturers of (i) food additives, (ii) packaging materials, containers, detergents and disinfectants used with food and (iii) tools and equipment used in production and processing of food.

Shiner has been appointed a “Standards Creator” in Coated Film by the Standardization Administration of the PRC.  As such, Shiner has been working closely with various government agencies to assist the regulatory authorities in drafting new packaging guidelines that that will help ensure a safe food supply as outlined in the FSL. It is our belief that large domestic Chinese food manufacturers will utilize coated film packaging to meet the requirements detailed in the FSL.

Additionally, our products are subject to regulation by agencies of the provincial government of Haikou responsible for food packaging and hygiene and the regulatory schemes of international governmental authorities governing the food safety, quality and hygiene of our customers.  The safety, quality and hygiene requirements of many of our customers, especially those located internationally, exceed government requirements in China. Our PVDC and all coated films have already met FDA requirements, as well as those required for food products sold in the European Economic Community ("EEC").

Business registrations, our production processes, and certain products are certified on a regular basis and must be in compliance with the laws, rules and regulations of various governments and industry agencies. Our subsidiaries have been assessed and certified as meeting the requirements of ISO 9001:2000 for designing and manufacturing BOPP films, PVDC coated film, BOPP laser holographic anti-counterfeit film for packaging by the SGS Group.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge for air, water and noise pollution. We believe that we are in compliance with such laws and regulations.

In 2009, we incurred expenses of approximately $10,000 to comply with governmental and environmental regulations in China.

Competition

Coated Film

We are the leading producer of coated films in China with domestic competition only in the form of smaller rivals with an average capacity of several hundred tons. We believe that we have numerous competitive advantages over our smaller domestic rivals with regard to total capacity, service, market research, quality, research and production line design.

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

BOPP Tobacco Film

As tobacco remains a state-owned and operated industry in China, the government buys only from approved PRC domestic vendors and competition exists only in the form of other domestic film companies. In addition, each province is required to maintain two to three suppliers, thus competition among qualified players is limited. In the domestic market there are several qualified large producers including:

•	Jian su Zhongda New Material Group Co., Ltd., a Nanjing-based company listed on the Shanghai Stock Exchange. It is the largest manufacturer of BOPP Tobacco film in China;
•	Fo Shan Plastics Group Co., Ltd., a Guangdong province company listed on the Shanghai Stock Exchange;
•	Zhanjiang Packaging Enterprises Ltd., in Guangdong;
•	Yunnan Kunlene Film Industries Co., Ltd., in Yunnan;
•	Yunnan Hongta Plastics Co., Ltd., in Yunnan; and
•	Hubei Firsta Packaging Co., Ltd., in Hubei.

As we have attained certification as a government supplier, a certain level of annual sales is guaranteed to us from the government of China. However, the process of maintaining and building the volume of sales has become largely a matter of industry relationships in which we have extensive experience.

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

Color Printing

We are the largest color printing service provider in Hainan province and rank approximately 20th in the overall Chinese market. Due to low operating costs, the printing industry is highly fragmented with approximately 4,000 soft packaging and printing companies in China.  As a result, competition in China is fierce and industry margins are low. Accordingly, we maintain our printing services mainly as a convenience for current film customers who are more concerned with quality, service, and one-stop printing and packaging service than with price.

Large printers in China include Huanshan Yongxing in Anhui province, whose main customers include The Proctor & Gamble Company in Guangzhou Langqi, as well as Haining Changhai Packaging and Printing Co., Ltd. in Zhejiang province.

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

Concurrently with the closing of the transactions contemplated by the share exchange agreement and as a condition thereof, we entered into an agreement with Zubeda Mohamed-Lakhani, our former director and chief executive officer, pursuant to which she returned 4,750,000 shares of our common stock for cancellation. Ms. Mohamed-Lakhani was not compensated for the cancellation of her shares. Upon completion of the foregoing transactions, we had 21,150,000 shares of common stock issued and outstanding.  The shares of common stock issued to the shareholders of Sino Palace were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Corporate Outlook

With the mild recovery of the global market, and growing consumer confidence in the Chinese domestic markets, we are guardedly optimistic that consumption will continue to rebound. We are experiencing an increase of inquiries from food manufacturers on how to comply with the FSL that went into effect in June 2009. This renewed interest from manufacturers affects our entire breadth of products and we are confident this will lead to an overall improvement in our business.  We will complete construction of our new Hainan manufacturing facility in June 2010 at a total cost of $12 million.  This facility, which is currently being used for limited operations, will be fully operational in October 2010.  Shiner believes it will be well positioned to be the prime beneficiary of increased domestic consumption, a growing world economy, and increased market penetration as the full import of the recently enacted FSL is felt.

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

The anti-counterfeit product authentication industry is a relatively new industry and market, especially in China and other parts of Asia, and thus continues to evolve in terms of customer/market needs, applications, and technology. We believe that we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts in the anti-counterfeit product authentication industry. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own research and development, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

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

In addition, we face competition from a substantial number of companies, which sell similar and substitute packaging products. Although we believe that we have developed strategic relationships in China to best penetrate China's market, we face competition from other providers, some of which have greater financial and human resources, have had a longer operating history, and have greater name recognition than we do. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities, and may have extensive production facilities, well-developed sales and marketing staffs and substantial financial resources. Competitive products are also available from a number of local manufacturers. This results in competition that is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties.

An increase in competition could result in material selling price reductions or loss of our market share. This could materially adversely affect our operations and financial condition.

We are a major purchaser of many commodities that we use for raw materials in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

With the rapid growth of China's economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials we need in a cost-effective manner, including chemicals and other items needed for production of our products at the volume of purchase orders that we anticipate receiving.

For example, the PET resin is currently used as a raw material in China's textile industry, and the market prices of PET resin may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply, or significant increase in demand, of PET resin and additives may result in higher market prices and thereby increase our cost of sales. The prices of PET resin and additives are, to a certain extent, affected by the price movement of crude oil.

If there is a significant increase in the cost of our raw materials and we are unable to pass on such increase to our customers on a timely basis or at all, our profit margins and results of operations will be adversely affected.

Fluctuating energy prices impact our operating results.

Energy prices were stable throughout 2009, which has resulted in constant raw material costs for our branded products. Petroleum is the prime ingredient in many plastics that we use to make our products, including acrylic, PET and BOPP. We estimate that an increase in the price of crude oil of $10.00 per barrel could cause our gross margin to decline by up to 6% on the sale of these products. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our success to date has been largely attributable to and our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance with respect to any of our officers or employees and we do not have any employment agreements with these individuals. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

We may not be able to adequately protect our technology and other proprietary rights.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically in China and abroad. We rely on patents, trademarks and licenses to protect our intellectual property. We also have patent applications pending in China, and have worked and continue to work closely with China's patent officials to preserve our intellectual property rights. If we are unable to adequately protect or enforce our intellectual property rights with respect to our products, methods, processes and other technologies, our prospects for revenue growth could be significantly diminished. Additionally, if our products, methods, processes and other technologies infringe on the intellectual property rights of other parties, we could incur substantial costs.

Our ability to compete in our markets and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the United States, and enforcement of such laws and regulations in China have not achieved the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

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

Entry of new BOPP and anti-counterfeit film producers in China may increase the supply of, and decrease the prices of, BOPP and anti-counterfeit film in the industry, and hence lead to a decline in our profit margins.

We believe that we are currently one of the few producers of BOPP and anti-counterfeit film in China with research and development capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and anti-counterfeit film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and anti-counterfeit producers will also lead to an increase in the industry supply of BOPP and anti-counterfeit film resulting in more competitive pricing. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

In addition, China has gradually lifted its import restrictions, lowered import tariffs and relaxed foreign investment restrictions after its entry into the World Trade Organization in December 2001. This may lead to increased competition from foreign companies in our industry, some of which are significantly larger and financially stronger than us. If we fail to compete effectively with these companies in the future, our current business and future growth potential could be adversely affected.

In each of our product lines, we have a large amount of sales concentrated in a small number of customers.

In each of our product lines, we have a large number of sales concentrated in a small number of customers. For example, approximately 41% of our anti-counterfeit film sales in 2009 were to one customer, approximately 22% of our coated film sales in China were to one customer and approximately 50% of our overall coated film sales were to ten international customers. In 2009, approximately 29% of our BOPP tobacco film sales were to one customer and approximately 53% of our color printing sales were to two customers. Any decrease in the demand for our BOPP tobacco film will significantly affect our financial performance. Although demand for our BOPP tobacco film has gradually been increasing, any significant fall in the consumption of tobacco, in particular, whether as a result of health concerns or otherwise, could result in a decline in the sales of our products and adversely impact our financial condition, business and operation.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plants would disrupt production of our products and adversely affect our sales.

Our films are manufactured solely at our production facilities located in Haikou City and Zhuhai City in China. While we have not experienced any calamities in the past which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities, would severely affect our production of BOPP film, color printing or anti-counterfeit film lines. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for product development, or result in a loss of equipment and properties.

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

Our future growth depends, to a considerable extent, on our ability to develop both the domestic and overseas markets. We are currently exploring new business opportunities outside mainland China for our BOPP film, color printing or anti-counterfeit film products. We have a limited number of customers outside China, mainly in the United States and Europe. However, we have limited experience in operating outside mainland China, have limited experience with foreign regulatory environments and market practices, and cannot guarantee that we will be able to penetrate any international market. In connection with our initial efforts to expand overseas, we have encountered many obstacles, including cultural and linguistic differences, difficulties in keeping abreast of market, business and technical developments in foreign jurisdictions, and political and social disturbances. Failure in the development of international markets may have an adverse effect on our business growth in the future.

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

Failure to adequately comply with hygiene and food safety standards set by the PRC may disrupt our operations.

In accordance with the laws and regulations of the PRC, we are required to comply with applicable hygiene and food safety standards, including the standards set forth in the FSL and any rules and regulations promulgated by the central Chinese government or local provincial governments thereunder.  Failure to comply with these laws, rules and regulations, could require us to temporarily or permanently suspend some or all of our production operations, which could disrupt our operations and adversely affect our revenues and profitability.

PRC food safety and hygiene laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

As a manufacturer of food-related products, we are subject to extensive governmental regulation. For example, we are subject to the newly enacted FSL and the rules and regulations promulgated thereunder. We cannot assure shareholders that in the future the PRC food safety and hygiene laws will not become more onerous, providing for stricter and more comprehensive monitoring and regulation of food-related product manufacturers, which may lead to an increase in our costs of complying with such regulations resulting in a material adverse effect on its results of operations.

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

Risks Related to Conducting Our Business in China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

A substantial portion of our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

Generally, all of our assets are located in China and a substantial amount of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. China's government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years, China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by our government. In addition, China government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early state of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

China's tax system is in a state of flux, and it is anticipated that China's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years.

Since a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. Zhuhai had a 100% exemption from federal taxes in China from January 1, 2008 through December 31, 2009, and presently has a 50% exemption from federal tax during January 1, 2010 through December 31, 2012. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in China.

Another obstacle to foreign investment in China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The government of China could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the government of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

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

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes and decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. Since these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

As we import goods into and export goods out of China, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in China’s Renminbi. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activities, we may not be able to do so effectively. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or when paying vendors for services performed outside of China.

We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of our products in China are regulated by China and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive officers by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The Communist regime in China, including a cumbersome bureaucracy, may hinder Western investment.

Risks Related to Our Securities

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the six month period from August 15, 2007 through February 11, 2008, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.74 per share and $2.00 per share, respectively.  Prior to that date, our common stock was traded sporadically on the "pink sheets."  Since our commencement of trading on the Nasdaq Stock Market on February 12, 2008 through March 15, 2010, the high and low sales prices of our common stock were $8.74 and $0.47. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are currently approximately 49,191,795 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

Our directors and senior management own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our directors and senior management own a large percentage of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our shareholders.

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, we may not be able to pay dividends to our shareholders outside of China if these regulations or the interpretations of them by courts or regulatory agencies change. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.
Our properties are located primarily in Haikou City in Hainan Province and Zhuhai City in Guangdong Province as described below.

Shiner Industrial

We have been granted the right to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. With respect to two of these plots, our rights run through January 2059 and, with respect to the third plot, our rights run through October 2060. We own four buildings dedicated to film production and office facilities, three anti-counterfeit film production lines, one BOPP tobacco film line, two 8-color printing lines, three coated film production lines and all production equipment and research facilities at this site.

In 2009 we began construction of a new facility in the Hainan Shiziling Feidi Industrial Park.  We have purchased one plot of land and will lease an adjacent, currently undeveloped, plot from Hainan Xiandai Keji Group. During the fourth quarter, we completed the first phase of our construction and relocated our color printing operations to the new facility.  The color printing lines were installed, debugged and placed into production. The construction of the entire facility will be completed by June 30, 2010.

Zhuhai

We lease a factory for our production operations in Zhuhai City for a period of 10 years through 2016. Annual rent for this space is approximately $387,000. We own one BOPP basic film production line, two coated film production lines, one anti-counterfeit film production line and one 10-color printing line in Zhuhai.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Through February 11, 2008, our common stock was quoted on the OTCBB under the symbol "SHNL.OB."  Our common stock is currently traded on the Nasdaq Global Market under the symbol "BEST."  The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$1.39	$0.47	$8.74	$3.00
Second Quarter	1.0601	0.5861	4.06	3.00
Third Quarter	2.25	0.85	3.30	1.53
Fourth Quarter	1.98	1.20	2.10	0.88

On March 15, 2010, the closing price of our common stock as reported on Nasdaq was $1.31.

Holders

As of March 15, 2010, there were 24,588,155 shares of our common stock outstanding held by approximately 69 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

Except for dividends paid to those persons who held shares of our common stock prior to the consummation of the share exchange transaction described on page 11 of this Annual Report on Form 10-K, we have not paid any cash dividends on our common stock  and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	190,000	$1.38	0
Equity compensation plans not approved by security holders	60,000	$7.00	0
Total	250,000	$2.73	0

(1)	Includes options to purchase 90,000 shares of our common stock, at an exercise price of $7.00 per share, granted to our independent directors in 2009 outside any plan.

Repurchases of Equity Securities

This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2009 through December 31, 2009	18,166	$1.0656	18,166	$5,710,325

(1)
On March 22, 2009, the Company instituted a stock buyback program of up to 4 million shares of its common stock over the next 12 months.  As of December 31, 2009, the Company had repurchased 61,845 shares which are deemed treasury stock.  Up to 3,938,155 shares of our common stock may yet be repurchased under this program.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We develop, manufacture and distribute packaging film and color printed packaging through our operating subsidiaries. Our products include coated film, shrink-wrap film, common film, anti-counterfeit laser holographic film and color printed packaging materials. All of our operations are based in China and each of our subsidiaries was formed under the laws of China.

We currently conduct our business through our operating subsidiaries Shiner Industrial located in Haikou, Hainan Province and Zhuhai located in Zhuhai, Guangdong Province.  We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the year ended December 31, 2009, color printed packaging products made up 7.9% of our revenue, BOPP tobacco film made up 40.0% of our revenue, coated film accounted for 29.6% of our revenue and anti-counterfeit film sales equaled 22.5% of our revenue.

The following table sets forth the markets and the percentage of packaging film revenue for each market for the years ended December 31, 2009 and 2008, respectively:

	Percent of Total Revenue
	For the Year Ended December 31,
	2009	2008
BOPP based film	40.0%	35.1%
Coated film	29.6%	25.6%
Anti-counterfeiting film	22.5%	20.3%
Color printed packaging	7.9%	19.0%

Our current production capacity consists of:

•	Five coated film lines with total capacity of 15,000 tons a year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;
•	One BOPP film production line with total capacity of 7,000 tons a year;
•	Three color printing lines; and
•	Four anti-counterfeit film lines with total capacity of 2,500 tons a year.

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

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Years Ended December 31,
	2009	2008	$ Change	% Change
Revenues	$34,516,827	$51,594,842	$(17,078,015)	(33.1	) %
Cost of Goods Sold	29,925,504	42,026,145	(12,100,641)	(28.8	) %
Gross Profit	4,591,323	9,568,697	(4,977,374)	(52.0	) %
Selling, General and Administrative Expenses	4,784,457	4,424,688	359,769	8.1%
Interest Expense	165,135	113,486	51,649	45.5%
Income Tax Expense	112,481	546,723	(434,242)	(79.4	) %
Net Income	(99,801)	4,879,306	(4,979,107)	(102.0	) %

Revenues

Revenues for the year ended December 31, 2009 decreased 33.1%, or $17.1 million, to $34.5 million compared to $51.6 million in 2008.  BOPP tobacco revenue decreased 24%, or $ 4.3 million, to $13.8 from $18.1million in 2008, coated film revenue decreased 22%, or $ 3.0 million, to $10.2 from $13.2 million in 2008, our anti-counterfeit revenue decreased 25.7%, or $ 2.7 million, to $7.8 from $10.5 million in 2008. Our Color printing segment sales declined 73% or $7.1 million to $2.7million from $9.8 million in 2008.

The table below shows a product breakdown of 2009 consolidated net sales (in millions) based on product and percentage variances from 2008:

Product	Net Sales 2009	% Change from 2008	% Change in Volume	% Change in Price
BOPP Tobacco Film	13.8	(24)	(26)	2
Coated Film	10.2	(22)	(6)	(18)
Anti-Counterfeit	7.8	(26)	(3)	(24)
Color Printing	2.7	(73)	(73)	-

The decrease in revenue is primarily caused by two factors; the loss of one large customer in 2009 and secondly to the global economic crisis and the melamine milk scare of 2008. The revenue attributed to this customer in fiscal year 2008 was 81.6% or $8.0 million of our color printing sales.

Approximately 70%, or $24.1 million, of our total sales in 2009 were made domestically to Chinese companies.  In 2008, approximately 79.9%, or $40.6 million, of our total sales were made domestically.  The table below shows a product breakdown of 2009 domestic sales (in millions) based on product and percentage variances from 2008:

Product	Net Sales 2009	% Change from 2008	% Change in Volume	% Change in Price
BOPP Tobacco Film	13.8	(24)	(25)	2
Coated Film	5.7	(35)	(17)	(22)
Anti-Counterfeit	2.0	(49)	(20)	(31)
Color Printing	2.7	(73)	(73)	-

Internationally, we sell only two lines of products, our anti-counterfeit film and coated film.  International sales for 2009 totaled $10.4 million, accounting for 30% of our total revenues, a decrease of $0.6 million, or 5.4%, from $11.0 million for 2008.  This decrease was primarily due to an 11% decrease in anti-counterfeit film sales. Revenue from coated film increased 3% to $4.6 million from $4.4 million. All international sales are indirect using a network of distributers and converts. Two of the companies to six customers are international companies and represent 16% of total sales. Vintaba represents 9% of our overall revenue and 41% of our anti-counterfeit film revenue.  Impak accounted for approximately 22% of our coated film sales and 7% of our total sales in 2009. Impak distributes our products in Australia, New Zealand, New Guinea and the US.

The table below shows a product breakdown of 2009 international sales (in millions based on product and percentage variances from 2008:

Product	Net Sales 2009	% Change from 2008	% Change in Volume	% Change in Price
Coated Film	4.6	3	20	(14)
Anti-Counterfeit	5.8	(11)	4	(15)

The following table sets forth the percentage of our total revenue attributable to our largest customers in 2008 and 2009.

	2009	2008
Hunan Zhongyan Industry	9%	6%
Vietnam Tobacco Imports and Exports Co.	9%	5%
Huiandali Packaging Co.	7%	1%
Impak Films Pyt Ltd	7%	3%
Guizhou Zhongyan Industry	6%	5%
Dongguan Xufuji Foods Co., Ltd.	5%	8%
Guangzhou LiBai Enterprise Group Co., Ltd.	—	16%

Cost of Goods Sold

Cost of goods sold decreased $12.1 million, or 29%, from $42.0 million in 2008 to $ 29.9 million in 2009. Cost of goods sold represented 86.7% and 81.5% of our total revenue in 2009 and 2008, respectively.  The decrease in cost of goods sold year to year was primarily caused by two factors; the loss of one large customer (Guangzhou LiBai Enterprise Group ("LiBai")) in 2009 and the overall decrease in revenue in 2009 as compared to 2008.

The packaging industry requirements for the food industry mandates the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner proactively switched to non-benzene based ink products in a corporate effort to be green. This change also positively contributed to our compliance with the FSL, as our food packaging operations are conducted in the same facility.  We had a favorable response from all customers except LiBai. The environmentally friendly ink is 40-50% more expensive than benzene based ink and LiBai would not accept the price change after several attempts to persuade them. Thus, we terminated the LiBai account. Lidun accepted the use of non-benzene ink and associated price increase and remains a satisfied customer.  The loss of Guangzhou LiBai Enterprise Group as a customer accounted for a 68% decrease ($8.2 million) in our cost of goods sold.

The percentage increase in our cost of goods sold in 2009 was negatively influenced by the following events:

•
Our coated film operations experienced a 15% unit cost increase as a result of a 10% increase in raw material costs over 2008 and a 50% increase in overhead rates as a result of startup cost associated with our expansion of the Zhuhai facility in 2009;

•	Our unit cost in BOPP tobacco film increased by 18% as a result of a 15% increase in raw material unit costs over 2008 and a 43% increase in overhead due to a decrease in factory utilization for 2009;
•	The unit cost of production of our anti-counterfeit film increased 13% as a direct result of a 15% increase in raw material prices; and
•	Unit costs in our color printing business increased 6% as a direct result of increased overhead due to the decline in factory utilization rates caused by the loss of a significant customer.

Gross Profit

Our gross profit for the year ended December 31, 2009 was about $4.6 million, representing a gross margin of 13.3%, a decrease of 5.2% from the gross margin of 18.5% for the year ended December 31, 2008.  The decrease in gross margin was a direct consequence of a reduction in the selling prices of our products, an increase in overhead rates as a result of startup cost associated with our expansion of the Zhuhai facility, and higher raw material prices.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by about 8.1%, or $0.4 million, to $4.8 million for the year ended December 31, 2009 compared to $4.4 million for the year ended December 31, 2008. General and administrative expenses include rent, management and staff salaries,  insurance, marketing, accounting and legal expenses.  Approximately 4.5% of the increase, or $200,000, was due to an increase in research and development. The remaining components of our selling, general and administrative expense were not significant.

Interest Expense

Interest expense in the year ended December 31, 2009 increased by 45.5% to $165,135 compared to $113,486 for the same period in 2008. This increase was not significant.

Income Tax Expense

For the year ended December 31, 2009 we recorded a tax provision of $112,481 compared to $546,723 for the same period in 2008.  Our effective tax rates for the year ended December 31, 2009 and 2008 were 15% and 10.1%, respectively.

Net Income

The decrease in our net income for the year ended December 31, 2009 compared to 2008 was the result of lower sales, and decreased margins on those sales resulting from increased raw material prices, the application of higher overhead rates due to the decline in capacity utilization, and startup cost associated with our expansion of the Zhuhai facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At December 31, 2009, we had $3,059,796 in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of December 31, 2009, we had four short-term loans for a total of $3,227,400, with interest at 5.31%. The loans are due in June 2010 and are collateralized by time deposits or by buildings and equipment.  As of December 31, 2009, we had working capital of $11,479,310, a decrease of $4,607,251 from December 31, 2008. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

During the year ended December 31, 2009, we purchased 61,845 shares of our common stock on the open market (treasury shares) for $58,036.  We accounted for the purchase of these treasury shares using the cost method.

Net cash flows provided by operating activities for the year ended December 31, 2009 was $6,711,963 compared to $2,473,319 for the year ended December 31, 2008. This change in cash flows from operating activities was mainly due to an increase other payables during the year ended December 31, 2009.  During the year ended December 31, 2009, other payables increased by $4,339,873 compared to a decrease in other payables of $1,532,111 during the year ended December 31, 2008 for a change of $5,871,984.  The increase in other payables is due to the credit purchases for costs related our construction in progress.

We used $6,689,511 in investing activities during the year ended December 31, 2009, primarily for the acquisition of property and equipment and construction in progress of $1,525,917 and $5,069,602, respectively.

Cash used in financing activities during the year ended December 31, 2009 was $777,659 due to the issuance of notes payable offset by repayments of our short term loans and notes payable.

Assets

As of December 31, 2009, our accounts receivable decreased by $1,217,801 compared with the balance as of December 31, 2008. The decrease in accounts receivable during the year ended December 31, 2009, was due primarily to decreased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. Inventory increased by $1,240,474 in the same period. Prepaid expenses and other current assets decreased by $953,758 during the year ended December 31, 2009.

Liabilities

Our accounts payable decreased by $1,130,262 during the year ended December 31, 2009 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied), other payables and accrued payroll increased by $72,981, $4,339,873 and $98,786, respectively, over the same period.

During the year ended December 31, 2009, we received $3,227,400 in short-term loans and repaid $3,883,795 in short-term loans for a decrease of $656,395.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through private placement offerings of our securities.

We have entered into a formal agreement with a vendor whereby we have agreed to purchase new equipment at the cost of approximately $13,200,000.  We have already paid approximately $1.26 million toward the purchase of this equipment.  The equipment is expected to be delivered early in the first quarter of 2011, installed in the latter part of the first quarter of 2011 and operational in the second quarter of 2011.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Critical Accounting Policies

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

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventory with this market value and allowance is made to write down inventory to market value, if lower.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 250,000 options outstanding as of December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 250,000 options and 970,050 warrants outstanding as of December 31, 2009.  All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance.” This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2009, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 8.  Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Balance Sheet as of December 31, 2009	F-2
Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009 and 2007	F-3
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009 and 2007	F-4
Combined Statements of Cash Flows for the years ended December 31, 2009 and 2007	F-5
Notes to Combined Financial Statements	F-6 to F-19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
for the years ended December 31, 2009 and 2008	F-3

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6 to F-19

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 3, 2010

Shiner International, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,059,796	$3,816,454
Restricted cash	733,455	684,212
Accounts receivable, net of allowance for doubtfulaccounts of $252,008 and $223,973	6,405,741	7,594,718
Advances to suppliers	3,192,211	3,677,890
Notes receivable	88,311	43,503
Inventory, net	8,320,624	7,079,390
Prepaid expenses & other current assets	299,694	1,283,650

Total current assets	22,099,832	24,179,817

Property and equipment, net	12,163,693	12,412,689
Construction in progress	6,582,805	32,265
Advance for purchase of equipment	-	1,531,590
Intangible assets, net	349,491	356,447

TOTAL ASSETS	$41,195,821	$38,512,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,667,835	$3,798,790
Other payables	4,487,587	145,507
Unearned revenue	234,543	161,516
Accrued payroll	138,826	39,979
Short term loan	3,227,400	3,884,197
Dividend payable	-	63,267

Total current liabilities	10,756,191	8,093,256

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 shares issued and 24,588,155 shares outstanding at December 31, 2009
24,650,000 shares issued and 24,650,000 shares outstanding at December 31, 2008	24,650	24,650
Additonal paid-in capital	11,389,756	11,214,071
Treasury stock (61,845 shares)	(58,036)	-
Other comprehensive income	2,980,077	2,977,847
Statutory reserve	2,872,856	2,854,686
Retained earnings	13,230,327	13,348,298
Total stockholders' equity	30,439,630	30,419,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,195,821	$38,512,808

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2009 and 2008

	2009	2008

Net Revenue	$34,516,827	$51,594,842

Cost of Revenue	29,925,504	42,026,145

Gross profit	4,591,323	9,568,697

Operating expenses
Selling expenses	1,822,239	1,839,846
General and administrative expenses	2,962,218	2,584,842
Total operating expenses	4,784,457	4,424,688

Income (loss) from operations	(193,134)	5,144,009

Non-operating income (expense):
Other income (expense), net	(156,220)	(43,336)
Subsidy income	443,893	469,234
Interest income	31,972	26,504
Interest expense	(165,135)	(113,486)
Exchange gain (loss)	51,304	(56,896)
Total non-operating income (expense)	205,814	282,020

Income before income tax	12,680	5,426,029

Income tax	112,481	546,723

Net income	(99,801)	4,879,306

Other comprehensive income
Foreign currency translation gain	2,230	1,593,456

Comprehensive Income (Loss)	$(97,571)	$6,472,762

Weighted average shares outstanding :
Basic	24,622,204	24,650,000
Diluted	24,622,204	24,650,000

Earnings per share:
Basic	$(0.00)	$0.20
Diluted	$(0.00)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2009 and 2008

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity
Balance, December 31, 2007	24,650,000	24,650	11,153,503	-	1,384,391	2,374,069	8,949,609	23,886,222

Stock compensation expense for options issued to directors			159,568					159,568

Payment of stock offering costs			(99,000)					(99,000)

Foreign currency translation gain					1,593,456			1,593,456

Net income							4,879,306	4,879,306

Transfer to statutory reserve						480,617	(480,617)	-

Balance, December 31, 2008	24,650,000	24,650	11,214,071	-	2,977,847	2,854,686	13,348,298	30,419,552

Stock compensation expense for options issued to directors			175,685					175,685

Purchase of 61,845 treasury shares				(58,036)				(58,036)

Foreign currency translation gain					2,230			2,230

Net loss							(99,801)	(99,801)

Transfer to statutory reserve						18,170	(18,170)	-

Balance, December 31, 2009	24,650,000	$24,650	$11,389,756	$(58,036)	$2,980,077	$2,872,856	$13,230,327	$30,439,630

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(99,801)	$4,879,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,647,639	1,301,403
Amortization	6,952	6,835
Stock compensation expense for options issued to directors	175,685	159,568
Loss on disposal of assets	183,644	-
(Increase) / decrease in assets:
Accounts receivable	1,217,801	1,988,896
Inventory	(1,240,474)	(214,794)
Advances to suppliers	485,381	(970,766)
Other assets	953,758	(810,886)
Increase / (decrease) in current liabilities:
Accounts payable	(1,130,262)	(970,141)
Unearned revenue	72,981	(388,138)
Other payables	4,339,873	(1,532,111)
Accrued payroll	98,786	(4,110)
Tax and welfare payable	-	(971,743)

Net cash provided by operating activities	6,711,963	2,473,319

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on (issuance of) notes receivable	(44,780)	(943)
Payments for property and equipment	(1,525,917)	(5,678,801)
Payments for construction in progress	(5,069,602)	(31,704)
Increase in restricted cash	(49,212)	(672,319)

Net cash used in investing activities	(6,689,511)	(6,383,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	3,227,400	3,774,309
Repayment of short-term loans	(3,883,795)	(822,528)
Purchase of treasury stock	(58,036)	-
Payment of offering costs	-	(99,000)
Dividend paid	(63,228)	(6,297)

Net cash provided by (used in) financing activities	(777,659)	2,846,484

Effect of exchange rate changes on cash and cash equivalents	(1,451)	272,984

NET DECREASE IN CASH & CASH EQUIVALENTS	(756,658)	(790,980)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,816,454	4,607,434

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,059,796	$3,816,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$165,136	$114,100
Income taxes paid	$90,913	$544,135
Transfer from construction-in-process to property and equipment	$-	$227,510

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Shiner International, Inc. formerly known as Cartan Holdings, Inc. (hereinafter referred to as the “Company” or “Shiner”) was incorporated in the State of Nevada on November 12, 2003.

On July 23, 2007, the Company entered into a share exchange agreement and plan of reorganization with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the agreement, the Company acquired from Sino Palace all of the issued and outstanding capital stock of  Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) as well as all of the issued and outstanding capital stock of their subsidiaries, Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) in exchange for the issuance of 16,500,000 shares of the Company’s common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”  In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Modern in an effort to improve efficiencies, reduce expenses and management overhead while taking advantage of favorable tax treatment.

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

The exchange of shares with Shiner Group was accounted for as a reverse acquisition under the purchase method of accounting since Shiner Group obtained control of the Company. On July 24, 2007, Cartan Holdings, Inc. changed its name to Shiner International, Inc. Accordingly, the merger of the Shiner Group into the Company was recorded as a recapitalization of Shiner Group, Shiner Group being treated as the continuing entity. Shiner Group had common shareholders and common management. The historical financial statements presented are the combined financial statements of Shiner Group. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer were $34,867.

The Company is engaged in the research and development, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in  RMB and the accounts of the U.S. parent company are maintained in  USD.   The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

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

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventory with this market value and allowance is made to write down inventory to market value, if lower.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

The following are the details of the property and equipment:

	December 31,	December 31,
	2009	2008
Operating equipment	$12,267,407	$12,139,325
Vehicles	72,516	99,013
Office equipment	173,771	262,107
Buildings	1,240,931	1,303,767
Building and equipment improvements	1,021,547	1,184,907
	14,776,172	14,989,119
Less accumulated depreciation	(2,612,479)	(2,576,430)
	$12,163,693	$12,412,689

Depreciation expense was $1,647,639 and $1,301,403 for the years ended December 31, 2009 and 2008, respectively.

Construction-in-Process

Construction-in-process mainly consists of amounts expended to build a new workshop. The project is expected to be completed by June 30, 2010.  Once the projects are completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which governs financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008, were not significant.

Research and Development

The Company expenses its research and development costs as incurred.  Research and development costs for the years ended December 31, 2009 and 2008 were $150,310 and $347,610, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 250,000 options outstanding as of December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 250,000 options and 970,050 warrants outstanding as of December 31, 2009.  All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $2,980,077 and $2,977,847 at December 31, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments (See Note 13).

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance.” This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 - Inventory

Inventory consisted of the following:

	December 31, 2009	December 31, 2008
Raw Material	$3,963,837	$3,578,816
Work in process	1,117,172	1,039,346
Finished goods	3,433,445	2,461,228
	8,514,454	7,079,390
Less: Obsolescence Reserve	(193,830)	-
Net Inventory	$8,320,624	$7,079,390

Note 4 - Intangible Assets

Intangible assets were as follows:

	December 31,	December 31,
	2009	2008
Right to use land	$391,378	$391,378
Less: Accumulated amortization	(41,887)	(34,931)
Intantible assets, net	$349,491	$356,447

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible assets and is amortizing them over the period the Company has use of the land which range from 54 to 57 years.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Note 5 - Short-term loans

Short-term loans consisted of the following:

	December 31,	December 31,
	2009	2008
The term of the loan was from March 3, 2008 to March 3, 2009, with an interest rate at the standard rate times 1.1 8.09% at December 31, 2008. The loan was collateralized by a one-year time deposit.	$-	$400,195
The term of the loan was from April 24, 2008 to April 24, 2009, with an interest rate of 8.21% at December 31, 2008. The loan was collateralized by a one-year time deposit.	-	256,602
The term of the loan wass from May 30, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings land use rights and machines.	-	1,467,000
The term of the loan was from July 10, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings, land use rights and machines.	-	733,500
The term of the loan was from August 15, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings, land use rights and machines.	-	440,100
The term of the loan was from October 10, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. The loan was collateralized by buildings, land use rights and machines.	-	586,800
The term of the loan is from June 30, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	1,467,000	-
The term of the loan is from July 14, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	733,500	-
The term of the loan is from November 03, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	440,100	-
The term of the loan is from September 16, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	586,800	-
	$3,227,400	$3,884,197

Note 6 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2009, the Company purchased 61,845 shares of its common stock on the open market (treasury shares) for $58,036.  The Company accounted for the purchase of these treasury shares using the cost method.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Note 7 - Stock Options and Warrants

Stock Options

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	90,000	$7.00
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2008	90,000	7.00
Granted	190,000	1.38

Canceled	(30,000)	7.00
Exercised	-	-
Outstanding at December 31, 2009	250,000	$2.73	$13,500
Exercisable at December 31, 2009	110,000	$3.34	$10,500

The number and weighted average exercise prices of all options outstanding as of December 31, 2009, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2009	Price	(Years)

$1.25	90,000	$1.25	4.02
$1.50	100,000	$1.50	3.13
$7.00	60,000	$7.00	3.14
	250,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2009, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2009	Price	(Years)

$1.25	70,000	$1.25	4.02
$7.00	40,000	$7.00	3.14
	110,000

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2009:

Expected life (years)	2.5
Risk-free interest rate	3 to 5 years
Expected volatility	103%
Expected dividend yield	0%

The weighted average grant-date fair value for the options granted during the year ended December 31, 2009, was $0.63.  No options were granted during 2009 where the exercise price was equal to or less than the stock price at the date of the grant.  The compensation expense related to the unvested options as of December 31, 2009, was $50,543, which will be recognized through December 31, 2011.

Warrants

Following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2007	-	-
Granted	970,050	$6.00
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2008	970,050	6.00	1.81
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2009	970,050	$6.00	0.81

Note 8 - Income Taxes

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

•	Zhuhai -exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

Shiner Industrial acquired all of the assets of Shiny-day and Modern in 2009, partially in response to the expiration of the tax holiday previously enjoyed by them.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiner Industrial	Income tax rate- Zhuhai
2007	15%	7.5%	Tax free
2008	18%	9%	Tax free
2009	20%	15%	12.5%
2010	22%	15%	12.5%
2011	24%	15%	12.5%
2012	25%	25%	12.5%

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax provision (benefit) at U.S. statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US and Chinese NOL for which no benefit is realized	872%	1%
Effect of tax holiday	(10)%	(16)%
	887%	10%

The effect of the change of tax status was accounted for in accordance with ASC Topic 740-10-25), which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for the year ended December 31, 2009, income would have been unaffected but for the year ended December 31, 2008, income would have been lower by approximately $1,300,000. The net effect on earnings per share had income tax been applied would have had no effect on earnings per share for the year ended December 31, 2009, but would have decreased earnings per share from $0.20 to $0.15 for the year ended December 31, 2008.

Foreign pretax earnings approximated $127,000 and $5,500,000 for the years ended December 31, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, approximately $14,040,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,264,000 would have to be provided if such earnings were remitted currently.

Note 9 - Employee Welfare Plans

The total expense for the employee common welfare was $77,053 and $52,047 for the years ended December 31, 2009 and 2008, respectively.  The Company did not record a welfare payable during the years ended December 31, 2009 and 2008.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

Note 10 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

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

The Company appropriated $18,170 and $480,617 as reserve for the Statutory surplus reserve and Statutory common welfare fund for the years ended December 31, 2009 and 2008, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

One vendor provided 11% of the Company’s raw materials for the year ended December 31, 2009.  There were no vendors who accounted for more than 10% of the Company’s raw materials for the year ended December 31, 2008.

There were no customers who accounted for more than 10% of the Company’s sales for the year ended December 31, 2009.  One customer accounted for 16.8% of the Company’s sales for the year ended December 31, 2008.

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

Note 12 - Contingent Liabilities

At December 31, 2009, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $1,028,621.

The Company has entered into a formal agreement with a vendor whereby the Company has agreed to purchase new equipment at the cost of approximately $13,200,000.  The Company has already paid approximately $1.26 million toward the purchase of this equipment which is reflected in construction in progress in the accompanying consolidated balance sheet.  The equipment is expected to be delivered early in the first quarter of 2011, installed in the latter part of the first quarter of 2011 and operational in the second quarter of 2011.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Note 13 – Segment Information

The Company’s business segments are in packaging film (which includes BOPP tobacco, coated, and anti-counterfeit) and color printing.  The following tables summarize the Company’s segment information for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008

Revenues from unrelated entities
Color Printing	$2,737,614	$9,793,831
Packaging	31,779,213	41,801,011
	$34,516,827	$51,594,842

Intersegment revenues
Color Printing	$1,942,080	$778,306
Packaging	22,254,899	14,440,173
	$24,196,979	$15,218,479

Total Revenues
Color Printing	$4,679,694	$10,572,137
Packaging	54,034,112	56,241,184
Less Intersegment revenues	(24,196,979)	(15,218,479)
	$34,516,827	$51,594,842

Income (loss) from operations
Color Printing	$(1,066,905)	$(582,295)
Packaging	1,130,114	6,328,025
Holding Company	(256,343)	(601,721)
	$(193,134)	$5,144,009

Interest income
Color Printing	$772	$3,140
Packaging	30,637	20,316
Holding Company	563	3,048
	$31,972	$26,504

Interest Expense
Color Printing	$-	$-
Packaging	165,135	113,486
Holding Company	-	-
	$165,135	$113,486

Income tax expense (benefit)
Color Printing	$-	$14,473
Packaging	112,481	532,250
Holding Company	-	-
	$112,481	$546,723

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Net Income (loss)
Color Printing	$(1,069,296)	$(566,521)
Packaging	1,225,744	6,044,500
Holding Company	(256,249)	(598,673)
	$(99,801)	$4,879,306

Provision for depreciation
Color Printing	$345,355	$167,086
Packaging	1,302,284	1,134,317
Holding Company	-	-
	$1,647,639	$1,301,403

	As of December 31,
	2009	2008
Total Assets
Color Printing	$2,230,665	$6,429,317
Packaging	38,783,939	30,317,410
Holding Company	181,217	1,766,081
	$41,195,821	$38,512,808

Note 14 - Geographical Sales

Geographical distribution of sales is as follows:

	Years Ended December 31,
Geographical Areas	2009	2008

Chinese Main Land	$24,133,963	$40,621,912
Asia (outside Main Land China)	4,758,917	4,473,167
Africa	309,713	538,699
Australia	2,503,452	1,732,265
North America	1,009,251	1,773,952
Middle East	926,948	1,168,591
Europe	831,340	1,286,256
Other	43,243	-
	$34,516,827	$51,594,842

Note 15 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net revenue	$7,070,408	$8,006,378	$8,662,339	$10,777,702
Gross profit	$471,485	$1,105,497	$1,499,540	$1,514,801
Income (loss) from operations	$(330,284)	$(208,107)	$265,491	$79,766
Other income (expense)	$(26,612)	$(24,129)	$122,217	$134,338
Net income (loss)	$(275,013)	$(276,416)	$297,908	$155,950
Earnings per shares (basic)	$(0.01)	$(0.01)	$0.01	$0.01

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

	Quarterly Periods Ended

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net revenue	$11,277,937	$14,160,149	$15,159,122	$10,997,634
Gross profit	$2,538,147	$2,820,355	$2,846,978	$1,363,217
Income from operations	$1,704,842	$1,828,240	$1,653,729	$(42,802)
Other income (expense)	$18,095	$160,450	$383,683	$(280,208)
Net income (loss)	$1,563,883	$1,826,265	$1,863,497	$(374,339)
Earnings per shares (basic)	$0.06	$0.07	$0.08	$(0.01)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2010.

Shiner International, Inc.

By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Power of Attorney

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Qingtao Xing and Jeffrey T. Roney his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Shiner International, Inc. on Form 10-K for the year ended December 31, 2009 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	March 25, 2010
Qingtao Xing

/s/ Jeffrey T. Roney	Chief Financial Officer	March 25, 2010
Jeffrey T. Roney	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	March 25, 2010
Yuet Ying

/s/ Marshall Cogan	Director	March 25, 2010
Marshall Cogan

/s/ Jian Fu	Director	March 25, 2010
Jian Fu

/s/ Brian G. Cunat	Director	March 25, 2010
Brian G.Cunat

/s/ Arnold Staloff	Director	March 25, 2010
Arnold Staloff

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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

10.7
Employment Agreement, dated February 11, 2010, by and between Shiner and Jeffrey T. Roney (incorporated by reference to Exhibit 10.7 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on February 26, 2009).

10.8	Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing.

21	List of Subsidiaries.

24	Powers of Attorney (included in signature page)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002