Form 10-Q
period 2010-03-31
Shiner International, Inc.
filed 2010-05-12
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes            ☐                      No           ☐

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
Yes           ☐      No           ☒

On May 12, 2010, 24,650,000 shares of the registrant's common stock were outstanding.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,824,128	$3,059,796
Restricted cash	-	733,455
Accounts receivable, net of allowance for doubtful
accounts of $353,574 and $252,008	7,206,442	6,405,741
Advances to suppliers	4,150,784	3,192,211
Notes receivable	293,400	88,311
Inventory, net	10,143,905	8,320,624
Prepaid expenses & other current assets	515,617	299,694

Total current assets	24,134,276	22,099,832

Property and equipment, net	11,788,007	12,163,693
Construction in progress	7,653,731	6,582,805
Intangible assets, net	347,752	349,491

TOTAL ASSETS	$43,923,766	$41,195,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,381,934	$2,667,835
Other payables	4,515,477	4,487,587
Unearned revenue	310,370	234,543
Accrued payroll	129,881	138,826
Short term loan	3,227,400	3,227,400

Total current liabilities	12,565,062	10,756,191

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized,
24,650,000 shares issued and 24,588,155 shares outstanding
at March 31, 2010 and December 31, 2009, respectively	24,650	24,650
Additonal paid-in capital	11,396,074	11,389,756
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	2,970,740	2,980,077
Statutory reserve	2,888,318	2,872,856
Retained earnings	14,136,958	13,230,327
Total stockholders' equity	31,358,704	30,439,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,923,766	$41,195,821

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
	(unaudited)	(unaudited)

Net Revenue	$11,586,719	$7,070,408

Cost of Revenue	9,699,466	6,598,923

Gross profit	1,887,253	471,485

Operating expenses
Selling expenses	403,770	277,851
General and administrative expenses	441,372	523,918
Total operating expenses	845,142	801,769

Income (loss) from operations	1,042,111	(330,284)

Non-operating income (expense):
Other income (expense), net	45,129	10,873
Subsidy income	41,062	-
Interest income	2,286	7,106
Interest expense	(42,829)	(46,049)
Exchange gain (loss)	(7,461)	1,458
Total non-operating income (expense)	38,187	(26,612)

Income before income tax	1,080,298	(356,896)

Income tax (benefit) expense	158,205	(81,883)

Net income (loss)	922,093	(275,013)

Other comprehensive income
Foreign currency translation gain	(9,337)	(41,649)

Comprehensive Income (Loss)	$912,756	$(316,662)

Weighted average shares outstanding :
Basic	24,588,155	24,650,000
Diluted	24,598,358	24,650,000

Earnings per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity
Balance, December 31, 2008	24,650,000	24,650	11,214,071	-	2,977,847	2,854,686	13,348,298	30,419,552

Stock compensation expense for options issued to directors	-	-	175,685	-	-	-	-	175,685

Purchase of 61,845 treasury shares	-	-	-	(58,036)	-	-	-	(58,036)

Foreign currency translation gain	-	-	-	-	2,230	-	-	2,230

Net loss	-	-	-	-	-	-	(99,801)	(99,801)

Transfer to statutory reserve	-	-	-	-	-	18,170	(18,170)	-

Balance, December 31, 2009	24,650,000	$24,650	$11,389,756	$(58,036)	$2,980,077	$2,872,856	$13,230,327	$30,439,630

Stock compensation expense for options issued to directors	-	-	6,318	-	-	-	-	6,318

Foreign currency translation gain	-	-	-	-	(9,337)	-	-	(9,337)

Net income	-	-	-	-	-	-	922,093	922,093

Transfer to statutory reserve	-	-	-	-	-	15,462	(15,462)	-

Balance, March 31, 2010 (unaudited)	24,650,000	$24,650	$11,396,074	$(58,036)	$2,970,740	$2,888,318	$14,136,958	$31,358,704

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$922,093	$(275,013)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	395,917	412,045
Amortization	31,819	1,737
Stock compensation expense for options issued to directors	6,318	39,892
(Increase) / decrease in assets:
Accounts receivable	(829,991)	1,008,690
Inventory	(1,822,659)	383,870
Advances to suppliers	(958,247)	(68,470)
Notes receivable	(205,019)	(648,788)
Other assets	(186,285)	(487,507)
Increase / (decrease) in current liabilities:
Accounts payable	1,713,513	88,203
Unearned revenue	75,803	180,826
Other payables	27,353	37,350
Accrued payroll	(8,941)	9,573

Net cash provided by (used in) operating activities	(838,326)	682,408

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(50,441)	(147,208)
Payments for construction in progress	(1,079,695)	(401,973)
Decrease in restricted cash	733,205	341,080

Net cash used in investing activities	(396,931)	(208,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	-	(399,976)

Net cash used in financing activities	-	(399,976)

Effect of exchange rate changes on cash and cash equivalents	(411)	(4,944)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,235,668)	69,387

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,059,796	3,816,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,824,128	$3,885,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,829	$44,978
Income taxes paid	$114,900	$14,807

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

The Company and its wholly owned subsidiaries, Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) are engaged in the research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the account of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Advances to Suppliers

The Company in the ordinary course of business makes advances to certain suppliers for the purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory

Inventory is valued at the lower of the inventory’s cost (determined on a weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and allowance is made to write down inventory to market value, if lower.

Notes Receivable

Notes receivable consist of several notes that are due from Financial Institutions that bear no interest. The notes are generally due within six months from the date of issuance.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the value of the Company’s property and equipment:

	March 31, 2010	December 31, 2009 (Audited)
Operating equipment	$12,245,412	$12,267,407
Vehicles	157,433	72,516
Office equipment	157,486	173,771
Buildings	1,244,187	1,240,931
Building and equipment improvements	1,022,112	1,021,547
	14,826,630	14,776,172
Less accumulated depreciation	(3,038,623)	(2,612,479)
	$11,788,007	$12,163,693

Depreciation expense was $395,917 and $412,045 for three months ended March 31, 2010 and 2009, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Construction-in-Process

Construction-in-process mainly consists of amounts expended to build a new workshop. The project is expected to be completed by June 30, 2010.  Once a project is completed, the cost accumulated in construction-in-process is transferred to property and equipment.  The total cost of the new Hainan manufacturing workshop is expected to be approximately $12 million, and the Company received from the Hainan Province Finance Bureau as a government grant approximately $4.3 million.  The Company received the $4.3 million in October 2009.  The Company is required to provide detailed expenses of the construction project to the Hainan Province Finance Bureau.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.  At March 31, 2010 and December 31, 2009, the $4,268,970 government grant was recorded as “other payables” on the accompanying consolidated financial statements.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. With respect to two of these plots, the Company’s rights run through January 2059 and, with respect to the third plot, the Company’s rights run through October 2060. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and,- goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Other Income

Included in other income for the three months ended March 31, 2010 is $73,225 related to a payment from the Company's former landlord for vacating the leased space at the request of the landlord. The Company is expecting to receive an additional three payments of $73,225 throughout 2010. The Company recognizes other income in the period that the Company has earned the revenue and collectability is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009 were not significant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 190,000 options outstanding as of March 31, 2010.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 190,000 options and 970,050 warrants outstanding as of March 31, 2010. There were 90,000 options and 970,050 warrants outstanding as of March 31, 2009.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	24,588,155	$0.04	24,650,000	$(0.01)
Effect of dilutive stock options and warrants	10,203	-	-	-
Diluted earnings per share	24,598,358	$0.04	24,650,000	$(0.01)

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $2,970,715 and $2,980,077 (audited) at March 31, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

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

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments (See Note 10).

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Note 3 - Inventory

Inventory as of March 31, 2010 and December 31, 2009, respectively, consisted of the following:

	March 31, 2010	December 31, 2009 (Audited)
Raw Material	$5,066,493	$3,963,837
Work in process	1,293,233	1,117,172
Finished goods	3,881,468	3,433,445
	10,241,194	8,514,454
Less: Obsolescence Reserve	(97,289)	(193,830)
Net Inventory	$10,143,905	$8,320,624

Note 4 - Intangible Assets

Intangible assets at March 31, 2010 and December 31, 2009, respectively, were as follows:

	March 31, 2010	December 31, 2009 (Audited)
Right to use land	$391,378	$391,378
Less: Accumulated amortization	(43,626)	(41,887)
Intantible assets, net	$347,752	$349,491

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC Government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

Note 5 - Short-term loans

Short-term loans at March 31, 2010 and December 31, 2009 consist of the following:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	March 31,	December 31,
	2010	2009

The term of the loan is from June 30, 2009 to June 08, 2010, with an interest rate of 5.31% at March 31, 2010 and December 31, 2009. The
loan is collateralized by buildings and equipment.	1,467,000	1,467,000

The term of the loan is from July 14, 2009 to June 08, 2010, with an interest rate of 5.31% at March 31, 2010 and December 31, 2009. The
loan is collateralized by buildings and equipment.	733,500	733,500

The term of the loan is from November 03, 2009 to June 08, 2010, with an interest rate of 5.31% at March 31, 2010 and December 31, 2009.
The loan is collateralized by buildings and equipment.	440,100	440,100

The term of the loan is from September 16, 2009 to June 08, 2010, with an interest rate of 5.31% at March 31, 2010 and December 31, 2009.
The loan is collateralized by buildings and equipment.	586,800	586,800
	$3,227,400	$3,227,400

Note 6 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2008	90,000	$7.00
Granted	190,000	1.38
Canceled	(30,000)	7.00
Exercised	-	-
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Canceled	(60,000)	7.00
Exercised	-	-
Outstanding at March 31, 2010 (unaudited)	190,000	$1.38	$7,200
Exercisable at March 31, 2010 (unaudited)	103,333	$1.33	$5,600

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Warrants

Following is a summary of warrant activity:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2008	-	-
Granted	970,050	$6.00
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2009	970,050	6.00
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at March 31, 2010 (unaudited)	970,050	$6.00	0.56

Note 7 - Statutory Common Welfare Fund

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

The Company appropriated $15,462 and $18,005 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2010 and 2008, respectively.

Note 8 - Current Vulnerability Due to Certain Concentrations

There were no vendors that accounted for 10% or more of the Company’s raw material purchases for the three months ended March 31, 2010 or 2009.

One customer accounted for 13% of the Company’s sales for the three months ended March 31, 2010.  Two customers accounted for 10% of the Company’s sales for the three months ended March 31, 2009.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Note 9 - Contingent Liabilities

At March 31, 2010, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable amounting to $465,982.

Note 10 – Segment Information

The Company’s business segments are in packaging film and color printing.  The following tables summarize the Company’s segment information for the three months ended March 31, 2010 and 2009:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues from unrelated entities
Color Printing	$687,251	$548,663
Packaging	10,899,468	6,521,745
	$11,586,719	$7,070,408

Intersegment revenues
Color Printing	$1,441,933	$367,848
Packaging	5,224,289	3,155,082
	$6,666,222	$3,522,930

Total Revenues
Color Printing	$2,129,184	$916,511
Packaging	16,123,757	9,676,827
Less Intersegment revenues	(6,666,222)	(3,522,930)
	$11,586,719	$7,070,408

Income (loss) from operations
Color Printing	$(126,929)	$(185,727)
Packaging	1,224,525	(97,718)
Holding Company	(55,485)	(46,839)
	$1,042,111	$(330,284)

Interest income
Color Printing	$60	$459
Packaging	2,015	6,639
Holding Company	211	8
	$2,286	$7,106

Interest Expense
Color Printing	$-	$225
Packaging	42,829	45,713
Holding Company	-	111
	$42,829	$46,049

Income tax expense (benefit)
Color Printing	$-	$-
Packaging	158,205	(81,883)
Holding Company	-	-
	$158,205	$(81,883)

Net Income (loss)
Color Printing	$(56,618)	$(183,381)
Packaging	1,034,105	(44,690)
Holding Company	(55,394)	(46,942)
	$922,093	$(275,013)

Provision for depreciation
Color Printing	$66,008	$2,763
Packaging	329,909	409,282
Holding Company	-	-
	$395,917	$412,045

	As of	As of
	March 31,	December 31,
	2010	2009
Total Assets	(unaudited)
Color Printing	$2,107,565	$2,230,665
Packaging	41,592,710	38,783,939
Holding Company	150,141	181,217
	$43,850,416	$41,195,821

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Note 11 - Geographical Sales

Geographical distribution of Shiner’s Revenue for the period March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
Geographical Areas	2010	2009

Chinese Main Land	$9,214,993	$5,239,232
Asia (outside Main Land China)	1,344,543	620,032
Middle East	315,461	279,531
Australia	431,984	606,803
North America	183,193	75,682
Europe	96,544	62,438
Other	-	186,690
	$11,586,718	$7,070,408

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

We currently conduct our business through our operating subsidiaries Shiner Industrial located in Haikou, Hainan Province and Zhuhai located in Guangdong Province.  We operate in several markets within the packaging film segment: BOPP based film, coated film, anti-counterfeit film and color printed packaging. For the quarter ended March 31, 2010, coated film accounted for 40.2% of our revenue, BOPP tobacco film made up 35.7% of our revenue, anti-counterfeit film sales equaled 18% of our revenue, and color printed packaging products made up 6% of our revenue.

The following table sets forth the markets and the percentage of packaging film revenue for each market for the quarter ended March 31, 2010 and 2009, respectively:

	Percent of Total Revenue
	For the Quarter Ended March 31,
	2010	2009
BOPP based film	35.7%	47.4%
Coated film	40.3%	27.7%
Anti-counterfeiting film	18.0%	17.1%
Color printed packaging	6.0%	7.8%

Our current production capacity consists of:

•	Five coated film lines with total capacity of 15,000 tons a year;
•	One BOPP tobacco film production line with total capacity of 3,500 tons a year;
•	One BOPP film production line with total capacity of 7,000 tons a year;
•	Three color printing lines; and
•	Four anti-counterfeit film lines with total capacity of 2,500 tons a year.

We are targeting growth through four main channels: (i) the continuation of our efforts to gain international market share in coated film through better pricing and excellent after-sale service; (ii) the expansion of our sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers; (iii) the development of “next generation” films, and (iv) the possible acquisition of a technology or distribution company.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

	For the Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Revenues	$11,586,719	$7,070,408	$4,516,311	63.9
Cost of goods sold	9,699,466	6,598,923	3,100,543	47.0
Gross profit	1,887,253	471,485	1,415,768	300.3
Selling, general and administrative expenses	845,142	801,769	43,373	5.4
Other income (expense)	38,187	(26,612)	64,799	243.5
Income tax expense (benefit)	158,205	(81,883)	240,088	293.2
Net income (loss)	922,093	(275,013)	1,197,106	435.3

Revenues
Revenues for the quarter ended March 31, 2010 increased 63.9%, or $4.5 million, to $ 11.6 million compared to $7.1 million in 2009.  BOPP tobacco revenue increased 23.5%, or $0.7 million, to $4.1 million from $3.4 million in 2009, coated film revenue increased 138%, or $2.7 million, to $4.7 million from $2.0 million in 2009, our anti-counterfeit revenue increased 72.6%, or $ .9 million, to $2.1 million from $1.2 million in 2009. Our Color printing segment sales increased 25.1% or $0.2 million to $0.7million from $0.5 million in 2009.

The table below shows the Company’s consolidated net sales (in millions) by product for the first quarter 2010 based on product and percentage variances from the same period in 2009:

	Product Net Sales
	Q1 FY 2010	% Change Q1 FY 2009	% Change in Volume	% Change in Price
BOPP Tobacco Film	4.1	23	14	2
Coated Film	4.7	138	166	(11)
Anti-Counterfeit	2.1	73	50	47
Color Printing	.7	25	25	-

The increase in revenue is primarily caused by two factors: an increase in domestic product volume and an improvement realized sales prices.

Approximately 79%, or $9.2million, of our total sales in the first quarter 2010 were made domestically to Chinese companies.  For the same period in 2009, approximately 74%, or $5.2 million, of our total sales were made domestically.  The company provides coated film to its largest customer who manufactures snack cakes and the remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film. The table below shows the Company’s domestic sales for the quarter ended March 31, 2010 (in millions) based on product and percentage variances from the same period in 2009:

	Product Net Sales
		% Change	% Change	% Change
	Q1 FY 2010	Q1 FY 2009	in Volume	in Price
BOPP Tobacco Film	4.1	23	14	2
Coated Film	3.8	254	291	9
Anti-Counterfeit	.7	818	523	44
Color Printing	.6	13	13	-

Internationally, we sell only three lines of products, our anti-counterfeit film, coated film, and color printing.  International sales for the quarter ended March 31, 2010 totaled $2.4 million, which accounts for 20% of our total revenues and represented a $0.5 million increase, or 29.6%, from the $1.8 million in international sales for the same period in 2009.  This increase was primarily due to a 49% increase in anti-counterfeit film sales to $1.4 million from $930,290 in the same period in 2009. Revenue from coated film increased 2% to $916,989 from $900,887 in 2009. Color printing revenue accounted for $0.1 million in sales from no revenue in the comparable period in 2009. All international sales are indirect using a network of distributors and converters. For the first quarter of 2010, no international customer represented 5% of total sales.

The table below shows the Company’s international sales  for the first quarter 2010 (in millions) based on product and percentage variances from for the same period in 2009:

	Product Net Sales
			% Change		% Change
	Q1 FY 2010	% Change	in Volume	Q1 FY 2009	in Price
Coated Film	.9	2	(9)	12
Anti-Counterfeit	1.4	49	40	7
Color Printing	.1	-	-	-

The following table sets forth the percentage of our total revenue attributable to our largest customers for the quarter ended March 31, 2010 and 2009.

	2010	2009
Huiandali Packaging Co.	13%	4%
Hunan Zhongyan Industry	8%	5%
Guizhou Zhongyan Industry	7%	10%
Dongguan Xufuji Foods Co., Ltd.	5%	12%
HeNan Zhongyan Industry Co.	5%	_ %

Cost of Goods Sold

Cost of goods sold increased $3.1 million, or 47%, from $6.6 million in the first quarter of 2009 to $9.7 million in the first quarter of 2010. Cost of goods sold represented 84% and 93% of our total revenue in the quarter ended March 31, 2010 and 2009, respectively.

The percentage decrease in our cost of goods sold in quarter ended March 31, 2010 was positively influenced by the following events:

•
Our coated film operations experienced a 16% decrease in unit costs as a result of decreases in raw material costs over 2009, decreases in variable costs, and a finally, higher volumes produced a 66% decrease in overhead rates on a unit cost basis.

•
Our unit cost in BOPP tobacco film decreased by 6% as a result of a stable raw material unit costs over 2009 and lower variable costs which were a result of the restructuring of our operations in the fourth quarter of 2009. Overhead rates decreased 33% due to an increase in factory utilization for 2010;

•	The unit cost of production of our anti-counterfeit film decreased 4%. Raw material prices were stable and increased volumes lowered overhead rates.
•	Unit costs in our color printing business increased as a direct result of increased overhead due to the decline in factory utilization rates and higher raw material costs.

Gross Profit

Our gross profit for the quarter ended March 31, 2010 was about $ 1.9 million, which represented a gross margin of 16.3% and an increase of 143% from a gross margin of 6.7% for the quarter ended March 31, 2009.  The increase in gross margin was a direct consequence of an increase in the selling prices of our products, a decrease in overhead unit rates as a result of increased production volume, and lower raw material prices.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by about 5.4% to $845,142 for the quarter ended March 31, 2010 compared to $801,769 for the comparable period in 2009. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting and legal expenses.  The increase selling, general and administrative expense was not significant.

Interest Expense

Interest expense in the quarter ended March 31, 2010 decreased by 7% to $42,829 compared to $46,069 for the same period in 2009. The decrease was not significant.

Non-Operating Income (Expense)

Non-operating income in the quarter ended March 31, 2010 increased by 243% to income of $38,187 compared to a loss of $(26,612) for the same period in 2009. Included in other income for the three months ended March 31, 2010 is $73,225 related to a payment from our former landlord for vacating the leased space at the request of the landlord. We expect to receive an additional three payments of $77,225 throughout 2010.

Income Tax Expense

For the quarter ended March 31, 2010 we recorded a tax provision of $158,205 compared to a tax benefit of $ (81,883) due to the net loss incurred for the same period in 2009.  Our effective tax rates for the quarter ended March 31, 2010 and 2009 were 15% and 0%, respectively.

Net Income

The increase in our net income for the quarter ended March 31, 2010 compared to 2009 was the result of increased sales, and increased margins on those sales resulting from declining raw material prices, the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Liquidity and Capital Resources

Cash Flows

At March 31, 2010, we had $1.8 million in cash and cash equivalents on hand. Our principal demands for liquidity are increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes. As of March 31, 2010, we had five short-term loans outstanding for a total of $3.2 million, with interest rates of 5.31%. The loans are due June 08, 2010 and are collateralized by buildings and equipment.  As of March 31, 2010, we had working capital of $11.6 million, an increase of $225,573 from December 31, 2009. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

Net cash flows used in operating activities for the three months ended March 31, 2010 was $838,326 which was comprised primarily of net income of $848,768, depreciation expense of $395,917, and an increase in accounts payable of $1.7 million offset by increases in accounts receivable of $829,991, notes receivable of $205,019, inventory of $1.8 million and advances to suppliers of $958,247.

We used $396,931 in investing activities during the three months ended March 31, 2010 for the issuance of a note receivable and acquisition of property and equipment including construction in progress.

We did not have any financing activities during the three months ended March 31, 2010.

Assets

As of March 31, 2010, our accounts receivable increased by $829,991 compared with the balance as of December 31, 2009. The increase in accounts receivable during then three months ended March 31, 2010 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Advances to suppliers increased by $958,247 and inventory increased by $1.8 million.  We purchased inventory during the first quarter 2010 to keep pace with our increased sales.

Liabilities

Our accounts payable increased by $1.7 million during the three months ended March 31, 2010 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $75,803 over the same period.

We have entered into a formal agreement with a vendor whereby we have agreed to purchase new equipment at the cost of approximately $13.2 million.  We have already paid approximately $1.3 million toward the purchase of this equipment.  The equipment is expected to be delivered early in the first quarter of 2011, installed in the latter part of the first quarter of 2011 and operational in the second quarter of 2011.

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

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short term loan	$3,227,400	$-	$	$-	$3,227,400
Total	$3,227,400	$-	$-	$-	$3,227,400

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

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

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 1A.	Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

10.1
Employment Agreement, dated February 11, 2010, by and between Shiner and Jeffrey T. Roney (incorporated by reference to Exhibit 10.7 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on February 26, 2010).

10.2
Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing (incorporated by reference to Exhibit 10.8 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 25, 2010).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2010.

Shiner International, Inc.

May 12,2010	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

May 12,2010	By: /s/ Jeffrey T. Roney
Name: Jeffrey T. Roney
Title: Chief Financial Officer