Form 10-Q
period 2010-06-30
Shiner International, Inc.
filed 2010-08-16
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

001-33960
(Commission file number)

SHINER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0507398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

On August 12, 2010, 24,588,155 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,248,732	$3,059,796
Restricted cash	-	733,455
Accounts receivable, net of allowance for doubtful accounts of $288,076 and $252,008	7,778,717	6,405,741
Advances to suppliers	2,791,646	3,192,211
Notes receivable	317,761	88,311
Inventory, net	10,357,777	8,320,624
Prepaid expenses & other current assets	467,729	299,694

Total current assets	24,962,362	22,099,832

Property and equipment, net	11,555,250	12,163,693
Construction in progress	9,706,253	6,582,805
Intangible assets, net	347,428	349,491
TOTAL ASSETS	$46,571,293	$41,195,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,624,548	$2,667,835
Other payables	4,427,229	4,487,587
Unearned revenue	235,970	234,543
Accrued payroll	144,030	138,826
Short term loan	4,713,600	3,227,400

Total current liabilities	14,145,377	10,756,191

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,650,000 shares issued and 24,588,155 shares outstanding at June 30, 2010 and December 31, 2009	24,650	24,650
Additonal paid-in capital	11,402,392	11,389,756
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	3,092,475	2,980,077
Statutory reserve	2,908,032	2,872,856
Retained earnings	15,056,403	13,230,327
Total stockholders' equity	32,425,916	30,439,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,571,293	$41,195,821

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$13,213,898	$8,006,378	$24,800,617	$15,076,786

Cost of Revenue	10,971,574	6,900,881	20,671,040	13,499,804

Gross profit	2,242,324	1,105,497	4,129,577	1,576,982

Operating expenses
Selling expenses	463,895	496,853	867,665	774,704
General and administrative expenses	786,217	816,751	1,227,589	1,340,669
Total operating expenses	1,250,112	1,313,604	2,095,254	2,115,373

Income (loss) from operations	992,212	(208,107)	2,034,323	(538,391)

Non-operating income (expense):
Other income, net	68,391	15,394	113,520	26,267
Subsidy income	110,029	-	151,091	-
Interest income	3,630	6,931	5,916	14,037
Interest expense	(54,515)	(42,240)	(97,344)	(88,289)
Exchange loss	(22,259)	(4,214)	(29,720)	(2,756)
Total non-operating income (expense)	105,276	(24,129)	143,463	(50,741)

Income (loss) before income tax	1,097,488	(232,236)	2,177,786	(589,132)

Income tax (benefit) expense	158,329	44,180	316,534	(37,703)

Net income (loss)	939,159	(276,416)	1,861,252	(551,429)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	121,735	(2,975)	112,398	(44,624)

Comprehensive Income (loss)	$1,060,894	$(279,391)	$1,973,650	$(596,053)

Weighted average shares outstanding:
Basic	24,588,155	24,635,812	24,588,155	24,642,867
Diluted	24,588,155	24,635,812	24,590,946	24,642,867

Earnings (loss) per share:
Basic	$0.04	$(0.01)	$0.08	$(0.02)
Diluted	$0.04	$(0.01)	$0.08	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity
Balance, December 31, 2009	24,650,000	$24,650	$11,389,756	$(58,036)	$2,980,077	$2,872,856	$13,230,327	$30,439,630

Stock compensation expense for options issued to directors	-	-	12,636	-	-	-	-	12,636

Foreign currency translation gain	-	-	-	-	112,398	-	-	112,398

Net income	-	-	-	-	-	-	1,861,252	1,861,252

Transfer to statutory reserve	-	-	-	-	-	35,176	(35,176)	-

Balance, June 30, 2010 (unaudited)	24,650,000	$24,650	$11,402,392	$(58,036)	$3,092,475	$2,908,032	$15,056,403	$32,425,916

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,861,252	$(551,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	801,496	889,454
Amortization	37,752	3,475
Stock compensation expense for options issued to directors	12,636	129,416
(Increase) / decrease in assets:
Accounts receivable	(1,370,769)	1,776,161
Inventory	(1,987,357)	139,686
Advances to suppliers	411,907	(1,253,871)
Notes receivable	(228,141)	-
Other assets	(166,932)	(477,746)
Increase / (decrease) in current liabilities:
Accounts payable	1,937,742	969,035
Unearned revenue	467	201,914
Other payables	(78,763)	191,017
Accrued payroll	4,617	11,884

Net cash provided by operating activities	1,235,907	2,028,996

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	-	(917,014)
Acquisition of property and equipment	(176,571)	(183,705)
Payments for construction in progress	(3,083,701)	(2,134,667)
(Increase)/Decrease in restricted cash	733,405	(561,206)

Net cash used in investing activities	(2,526,867)	(3,796,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	-	(656,215)
Proceeds from short-term loans	1,466,900	-
Proceeds from notes payable	-	1,111,845
Purchase of treasury stock	-	(40,299)

Net cash provided by financing activities	1,466,900	415,331

Effect of exchange rate changes on cash and cash equivalents	12,996	(4,518)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	188,936	(1,356,783)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,059,796	3,816,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,248,732	$2,459,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$86,233
Income taxes paid	$-	$14,813
Transfer from construction-in-process to property and equipment	$-	$52,848

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

The Company and its wholly owned subsidiaries, Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”) are engaged in the research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the account of Shiner International, Inc. and its subsidiaries.  All significant intercompany transactions and balances were eliminated in consolidation.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Advances to Suppliers

The Company makes advances to certain suppliers for the purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Notes Receivable

Notes receivable consist of bank notes received from customers as payment of on their accounts receivable balance. The notes are guaranteed by a bank and bear no interest. The notes are generally due within six months from the date of issuance.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the value of the Company’s property and equipment:

	June 30, 2010	December 31, 2009
		(audited)
Operating equipment	$12,404,816	$12,267,407
Vehicles	158,077	72,516
Office equipment	167,976	173,771
Buildings	1,256,750	1,240,931
Building and equipment improvements	1,026,293	1,021,547
	15,013,912	14,776,172

Less accumulated depreciation	(3,458,662)	(2,612,479)
	$11,555,250	$12,163,693

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Depreciation was $405,579 and $801,496 for three and six months ended June 30, 2010, respectively, and $477,409 and $889,454 for three and six months ended June 30, 2009, respectively.

Construction-in-Process

Construction-in-process mainly consists of amounts expended to build a new workshop. The project was substantially completed by June 30, 2010.  Once a project is completed, the cost accumulated in construction-in-process is transferred to property and equipment.  The total cost of the new Hainan manufacturing workshop is expected to be approximately $12 million, and the Company received from the Hainan Province Finance Bureau (HPFB) as a government grant for this project of approximately $4.3 million.  The Company received the $4.3 million in October 2009.  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.  At June 30, 2010 and December 31, 2009, the $4,268,970 government grant was recorded as “other payables” on the accompanying consolidated financial statements.

Long-Lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third plot, the Company’s rights run through October 2060. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Government Grants

Government grants received by the Company are initially recorded as a liability.  At the end of the project for which the government grant is received, the government will determine if the funds were used in accordance with the grant.  If the government determines that the funds have been used for their intended purpose, the amount of the government grant is then offset against the cost of the project.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.

Other Income

Included in other income for the three and six months ended June 30, 2010 is $73,465 and $146,690, respectively, related to a payment from the Company’s former landlord for vacating leased space at the request of the landlord.  The Company expects to receive an additional two payments of $73,345 throughout 2010.  The Company recognizes other income in the period that the Company has earned the revenue and collectability is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three and six months ended June 30, 2010 and 2009 were not significant.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 190,000 options outstanding as of June 30, 2010.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 190,000 options and 970,050 warrants outstanding as of June 30, 2010. There were 280,000 options and 970,050 warrants outstanding as of June 30, 2009.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,588,155	$0.04	24,635,812	$(0.01)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings (loss) per share	24,588,155	$0.04	24,635,812	$(0.01)

	Six Months Ended June 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per share	24,588,155	$0.08	24,642,867	$(0.02)
Effect of dilutive stock options and warrants	2,791	-	-	-
Diluted earnings (loss) per share	24,590,946	$0.08	24,642,867	$(0.02)

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD.   The accounts of the Chinese subsidiaries were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $3,092,475 and $2,980,077 (audited) at June 30, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments. See Note 10.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  ASU No. 2009-15 requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU No. 2009-15 did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, Topic 820 “Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in ASC Subtopic 820-10. FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, FASB issued ASU No. 2010-09, Subsequent Events, Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” which was immediately effective. The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging, Topic 815 “Scope Exception Related to Embedded Credit Derivatives.”  ASU No. 2010-11 clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. ASU No. 2010-11 specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC Subtopic 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. ASU No. 2010-11 is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of ASU 2010-11 will not have a material impact on the Company’s consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 3 - Inventory

Inventory at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
		(audited)
Raw material	$5,212,215	$3,963,837
Work in process	1,093,444	1,117,172
Finished goods	4,183,057	3,433,445
	10,488,716	8,514,454
Less: obsolescence reserve	(130,939)	(193,830)
	$10,357,777	$8,320,624

Note 4 - Intangible Assets

Intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
		(audited)
Right to use land	$392,979	$391,378
Less: accumulated amortization	(45,551)	(41,887)
Intangible assets, net	$347,428	$349,491

Per the People’s Republic of China’s (“PRC”) governmental regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over the period the Company has use of the land which range from 54 to 57 years.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 5 - Short-term loans

Short-term loans at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

The term of the loan is from June 25, 2010 to June 25, 2011, with an interest rate of 5.31% at June 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	$1,473,000	$1,467,000

The term of the loan is from July 14, 2009 to July 14, 2010, with an interest rate of 5.31% at June 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	736,500	733,500

The term of the loan is from November 03, 2009 to November 3, 2010, with an interest rate of 5.31% at June 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	441,900	440,100

The term of the loan is from September 16, 2009 to September 16, 2010, with an interest rate of 5.31% at June 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	589,200	586,800

The term of the loan is from May 5, 2010 to May 7, 2011, with an interest rate of 5.841% at June 30, 2010. The loan is collateralized by equipment	1,473,000	-
	$4,713,600	$3,227,400

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 6 – Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Cancelled	(60,000)	7.00
Exercised	-	-
Outstanding at June 30, 2010	190,000	$1.38	$-
Exercisable at June 30, 2010	103,333	$1.33	$-

Warrants

The following is a summary of the Company’s warrant activity:

Warrants

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	970,050	6.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2010	970,050	$6.00	0.31

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 7 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the reserve reaches 50% of the Company’s registered capital;

iii.
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “statutory common welfare fund” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company appropriated $35,176 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the six months ended June 30, 2010 and 2009, respectively.

Note 8 - Current Vulnerability Due to Certain Concentrations

One customer accounted for 13% and 10% of the Company’s sales for the three and six months ended June 30, 2010, respectively.  Two customers accounted for 12% and 10% of the Company’s sales for the six months ended June 30, 2009.  No customers accounted for more than 10% of the Company’s sales for the three months ended June 30, 2009.

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

Note 9 - Contingent Liabilities

At June 30, 2010, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $997,536.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 10 – Segment Information

The Company’s business segments are in packaging film and color printing.  The following tables summarize the Company’s segment information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from unrelated entities
Color Printing	$1,042,437	$748,005	$1,729,688	$1,296,668
Packaging	12,171,461	7,258,373	23,070,929	13,780,118
	$13,213,898	$8,006,378	$24,800,617	$15,076,786

Intersegment revenues
Color Printing	$177,254	$316,678	$1,619,187	$684,526
Packaging	4,029,233	6,657,606	9,253,522	9,812,688
	$4,206,487	$6,974,284	$10,872,709	$10,497,214

Total Revenues
Color Printing	$1,219,691	$1,064,683	$3,348,875	$1,981,194
Packaging	16,200,694	13,915,979	32,324,451	23,592,806
Less Intersegment revenues	(4,206,487)	(6,974,284)	(10,872,709)	(10,497,214)
	$13,213,898	$8,006,378	$24,800,617	$15,076,786

Income (loss) from operations
Color Printing	$(126,929)	$(195,685)	$(253,858)	$(381,412)
Packaging	1,078,677	86,775	2,303,202	(10,943)
Holding Company	40,464	(99,197)	(15,021)	(146,036)
	$992,212	$(208,107)	$2,034,323	$(538,391)

Interest income
Color Printing	$59	$222	$119	$681
Packaging	3,175	6,587	5,190	13,226
Holding Company	396	122	607	130
	$3,630	$6,931	$5,916	$14,037

Interest Expense
Color Printing	$-	$233	$-	$458
Packaging	54,515	41,774	97,344	87,487
Holding Company	-	233	-	344
	$54,515	$42,240	$97,344	$88,289

Income tax expense (benefit)
Color Printing	$-	$-	$-	$-
Packaging	158,329	44,180	316,534	(37,703)
Holding Company	-	-	-	-
	$158,329	$44,180	$316,534	$(37,703)

Net Income (loss)
Color Printing	$(56,618)	$(194,992)	$(113,236)	$(378,373)
Packaging	955,012	17,884	1,989,117	(26,806)
Holding Company	40,765	(99,308)	(14,629)	(146,250)
	$939,159	$(276,416)	$1,861,252	$(551,429)

Provision for depreciation
Color Printing	$66,008	$178,279	$132,016	$181,042
Packaging	339,571	299,130	669,480	708,412
Holding Company	-	-	-	-
	$405,579	$477,409	$801,496	$889,454

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 11 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2010	2009	2010	2009
Chinese (Mainland)	$10,513,973	$5,367,202	$19,728,967	$10,606,434
Asia (outside Mainland China)	903,815	1,618,722	2,248,358	2,219,656
Africa	67,822	87,770	67,822	131,556
Middle East	473,352	-	788,813	-
Australia	667,653	523,156	1,099,637	1,129,959
North America	516,352	93,343	699,544	169,025
South America	26,158	136,976	26,158	279,880
Europe	44,773	179,209	141,318	540,276
	$13,213,898	$8,006,378	$24,800,617	$15,076,786

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

We currently conduct our business through our operating subsidiaries Shiner Industrial located in Haikou, Hainan Province and Zhuhai located in Guangdong Province.  We have two segments:  packaging film and color printed packaging.  We operate several product lines within the packaging film segment: coated film, Biaxially Oriented Polypropylene (BOPP) Tobacco film, and anti-counterfeit film. The following table sets forth the product line and the percentage of total revenue each product line generated for the six months ended June 30, 2010 and 2009:

	Percent of Total Revenue
	2010	2009
Coated film	39%	27%
BOPP Tobacco film	33%	44%
Anti-counterfeiting film	21%	20%
Color printed packaging	7%	9%

Our current production capacity consists of:

•	five coated film lines with a total capacity of 15,000 tons a year;

•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;

•	one BOPP film production line with a total capacity of 7,000 tons a year;

•	three color printing lines; and

•	four anti-counterfeit film lines with a total capacity of 2,500 tons a year.

We are targeting growth through four main channels:

•	the continuation of our efforts to gain international market share in coated film through better pricing and excellent after-sale service;

•	the expansion of our sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers;

•	the development of “next generation” films; and

•	the possible acquisition of a technology or distribution company.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

	For the Three Months Ended June 30,		$	%
	2010	2009	Change	Change
Revenues	$13,213,898	$8,006,378	$5,207,520	65.0%
Cost of revenue	10,971,574	6,900,881	4,070,693	59.0%
Gross profit	2,242,324	1,105,497	1,136,827	102.8%
Selling, general and administrative	1,250,112	1,313,604	(63,492)	-4.8%
Interest expense	(54,515)	(42,240)	(12,275)	-29.1%
Other income	159,791	18,111	141,680	782.3%
Income tax expense	158,329	44,180	114,149	258.4%
Net income (loss)	939,159	(276,416)	1,215,575	439.8%

Revenues

Revenues for the three months ended June 30, 2010 increased 65.0%, or $5.2 million, to $13.2 million compared to $8.0 million in the second quarter of 2009.  This increase in revenues was a result of increased revenues across all of our product lines.  BOPP tobacco revenue increased 24.8%, or $0.8 million, in the second quarter of 2010 to $4.0 million from $3.2 million in the second quarter of 2009. Coated film revenue increased 135.8%, or $2.9 million, to $5.1 million in the second quarter of 2010 from $2.2 million in the second quarter of 2009. Our anti-counterfeit revenue increased 62.9%, or $ 1.2 million, to $3.0 million in the three months ended June 30, 2010 from $1.9 million in the same period of 2009. Our color printing segment revenues increased 39.4%, or $0.3 million, to $1.0 million in the quarter ended June 30, 2010 from $0.7 million in the same period of 2009.

The table below shows the Company’s consolidated net sales (in millions)  by product line for the three months ended June 30, 2010,  the change in total net sales from the same period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
BOPP Tobacco Film	4.0	25	39	(10)
Coated Film	5.1	136	118	8
Anti-Counterfeit	3.0	63	53	7
Color Printing	1.0	39	-	-

The increase in revenue is primarily caused by two factors: an increase in domestic product volume and an improvement realized sales prices.  Approximately 79.6%, or $10.5 million, of our total sales in the second quarter 2010 were made domestically to Chinese companies.  For the same period in 2009, approximately 67%, or $5.37 million, of our total sales were made domestically.

The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film. The table below shows the Company’s consolidated domestic net sales (in millions)  by product line for the three months ended June 30, 2010,  the change in total net sales from the same period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
BOPP Tobacco Film	4.0	26	41	(11)
Coated Film.	3.7	238	213	8
Anti-Counterfeit	1.8	433	345	9
Color Printing	1.0	34	-	-

Internationally, we sell only three lines of products, anti-counterfeit film, coated film, and color printing.  International sales for the three months ended June 30, 2010 totaled $2.7 million, or 20.4% of our total revenues and represented a $0.06 million increase, or 2.3%, from the $2.6 million in international sales for the comparable period in 2009. The increase was not significant. All international sales are indirect using a network of distributors and converters. For the second quarter of 2010, no international customer represented 5% or more of total sales.

 The table below shows Shiner’s international consolidated net sales (in millions)  by product line for the three months ended June 30, 2010,  the change in total net sales from the same period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
Coated Film	1.4	33	8	23
Anti-Counterfeit	1.2	(19)	(15)	(5)
Color Printing	0.04	-

Our five largest customers accounted for 13%, 8%, 7.5%, 5% and 5% of our revenue for the three months ended June 30, 2010 and 12%, 10%, 5%, 4% and 1% of our revenue for the three months ended June 30, 2009.

Cost of Revenue

Cost of revenue increased $4.1 million, or 59%, from $6.9 million for the three months ended June 30, 2009 to $11.0 million for the three months ended June 30, 2010. This increase was a result of increased volumes.  Cost of revenue represented 83.0 % and 86.2% of our total revenue for the three months ended June 30, 2010 and 2009, respectively.  The decrease in the cost of revenue as a percentage of our revenues primarily resulted from declines in our per unit costs in our packaging film segment.

For the second quarter of 2010, our coated film line experienced a 5.3% decrease in per unit costs as a result of decreases in raw material costs, decreases in variable costs, and higher volumes, which produced a 33.53% decrease in overhead rates on a unit cost basis. Our unit cost in the BOPP tobacco film line decreased by 15.4% in the second quarter of 2010 as a result of a stable raw material unit costs and lower variable costs, which were a result of the restructuring of our operations in the fourth quarter of 2009. Overhead rates decreased 18% due to an increase in factory utilization for 2010. The unit cost of production of our anti-counterfeit film increased 7% in the second quarter of 2010. Raw material prices were increased and increased volumes lowered overhead rates in the anti-counterfeit film line.

Unit costs in our color printing segment increased in the second quarter of 2010 as a direct result of increased overhead due to the decline in factory utilization rates and higher raw material costs.

Gross Profit

Our gross profit for the three months ended June 30, 2010 was $2.2 million, which resulted in a gross margin of 17.0% and an increase of 3.2% from a gross margin of 13.8% for the three months ended June 30, 2009.  The increase in gross margin was a direct consequence of an increase in the selling prices of our products, a decrease in overhead unit rates as a result of increased production volume, and lower raw material prices.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 4.8%, or $63,492, to $1.2 million for the three months ended June 30, 2010 compared to $1.3 million for the comparable period in 2009. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting and legal expenses.  The decrease in selling, general and administrative expense was not significant.

Interest Expense

Interest expense for the three months ended June 30, 2010 increased by 29.1%, or $12,275, to $54,515 compared to $42,240 for the comparable period in 2009. The increase was not significant.

Non-Operating Income (Expense)

Non-operating income (excluding interest expense discussed above) for the three months ended June 30, 2010 increased by 782.3%, or $141,680, to $159,791 compared to $18,111 for the comparable period in 2009.  Included in other income for the three months ended June 30, 2010 is $73,345 related to a payment from our former landlord for vacating the leased space at the request of the landlord.  We expect to receive an additional two payments of $73,345 throughout 2010.

Income Tax Expense

For the three months ended June 30, 2010 we recorded a tax provision of $158,329 compared to a tax benefit of $44,180 for the comparable period in 2009.  Our effective tax rates for the three months ended June 30, 2010 and 2009 were 15% and 0%, respectively.

Net Income

The increase in our net income for the three months ended June 30, 2010 compared to the same period of 2009 was the result of increased sales, and increased margins on those sales resulting from declining raw material prices, the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

	For the Six Months Ended June 30,		$	%
	2010	2009	Change	Change
Revenues	$24,800,617	$15,076,786	$9,723,831	64.5%
Cost of revenue	20,671,040	13,499,804	7,171,236	53.1%
Gross profit	4,129,577	1,576,982	2,552,595	161.9%
Selling, general and administrative	2,095,254	2,115,373	(20,119)	-1.0%
Interest expense	(97,344)	(88,289)	(9,055)	-10.3%
Other income	240,807	37,548	203,259	541.3%
Income tax expense (benefit)	316,534	(37,703)	354,237	939.5%
Net income (loss)	1,861,252	(551,429)	2,412,681	437.5%

Revenues

Revenues for the six months ended June 30, 2010 increased 64.5%, or $9.7 million, to $24.8 million compared to $15.1 million in the same period of 2009.  For the first six months of 2010, BOPP tobacco revenue increased 24.1%, or $1.6 million, to $8.2 million from $6.6 million in the same period of 2009. Coated film revenue increased 137%, or $5.7 million, to $9.8 million in the first six months of 2010 from $4.1 million in the same period of 2009. Our anti-counterfeit revenue increased 66.7%, or $2.0 million, to $5.1 million for  the six months ended June 30, 2010 from $3.1 million in the same period of 2009. Our color printing segment sales increased 33.4%, or $0.4 million, to $1.7 million for the six months ended June 30, 2010 from $1.3 million in the same period of 2009

The table below shows the Company’s consolidated net sales (in millions)  by product line for the six months ended June 30, 2010,  the change in total net sales from the comparable period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
BOPP Tobacco Film	8.2	24	29.5	(4)
Coated Film	9.8	137	139	10
Anti-Counterfeit	5.1	67	52	(0.8)
Color Printing	1.7	33	-	-

The increase in revenue is primarily caused by two factors: an increase in domestic product volume and an improvement realized sales prices.

            Approximately 79.6%, or $19.7 million, of our total sales in the first six months of 2010 were made domestically to Chinese companies.  For the comparable period in 2009, approximately 70.3%, or $10.6 million, of our total sales were made domestically.

The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film products The table below shows the Company’s domestic consolidated net sales (in millions)  by product line for the six months ended June 30, 2010,  the change in total net sales from the comparable period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
BOPP Tobacco Film	8.2	25	31	(4)
Coated Film	7.4	246	248	(1)
Anti-Counterfeit	2.5	306	225	25
Color Printing	1.6	25	-	-

            Internationally, we sell only three lines of products, anti-counterfeit film, coated film, and color printing.  International sales for the six months ended June 30, 2010 totaled $5.1 million, which accounts for 20.4% of revenues and represented a $0.6 million increase, or 13.5%, from the $4.5 million in international sales for the comparable period in 2009.  This increase was primarily due to a 6.5% increase in anti-counterfeit film sales to $2.6 million from $2.4 million in the same period in 2009. Revenue from the coated film product line increased 18.9% during the first six months of 2010 to $2.4 million from $2.0 million for the same period of 2009. Color printing revenue accounted for $0.1 million in international sales from no revenue in the comparable period in 2009. All international sales are indirect using a network of distributors and converters. For the first six months of 2010, no international customer represented 5% or more of our total sales.

The table below shows the Company’s international consolidated net sales (in millions)  by product line for the six months ended June 30, 2010,  the change in total net sales from the comparable period in 2009, and the changes in volume and price from the same period in 2009:

Product	Net Sales ($) Q2 FY 2010	% Change Q2 FY 2009	% Change in Volume	% Change in Price
Coated Film	2.4	19	1.4	18
Anti-Counterfeit	2.6	7	7	(0.3)
Color Printing	0.1	-	-	-

Our five largest customers each accounted for 10%, 6%, 5%, 4% and 4%, respectively, of our revenue for the six months ended June 30, 2010 and 8%, 7%, 6%, 5% and 2%, respectively, of our revenue for the six months ended June 30, 2009.

Cost of Revenue

Cost of revenue increased $7.2 million, or 53.1%, from $13.5 million for the six months ended June 30, 2009 to $20.7 million for the six months ended June 30, 2010.  Cost of revenue represented 83.3 % and 90.0% of total revenue for the six months ended June 30, 2010 and 2009, respectively.  The decrease in the cost of revenue as a percentage of revenues primarily resulted from declines in per unit costs in our packaging film segment.

For the first six months of 2010, our coated film line experienced a 12.4% decrease in per unit costs as a result of decreases in raw material costs, decreases in variable costs, and higher volumes, which produced a 53% decrease in overhead rates on a unit cost basis. Our unit cost in the BOPP tobacco film line decreased by14.1% in the first six months of 2010 as a result of a stable raw material unit costs and lower variable costs, which were a result of the restructuring of our operations in the fourth quarter of 2009. Overhead rates decreased 27% due to an increase in factory utilization for 2010. The unit cost of production of anti-counterfeit film increased 4% for the first six months of 2010. Raw material prices were increased and increased volumes lowered overhead rates in the anti-counterfeit film line.

Unit costs in our color printing segment increased in the second quarter of 2010 as a direct result of increased overhead due to the decline in factory utilization rates and higher raw material costs.

Gross Profit

Our gross profit for the six months ended June 30, 2010 was $4.1 million, which represented a gross margin of 16.7% and an increase of 6.2% from a gross margin of 10.5% for the six months ended June 30, 2009.  The increase in gross margin was a consequence of an increase in the selling prices of our products, a decrease in overhead unit rates as a result of increased production volume, and lower raw material prices.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 1.0%, or $20,119, to $2.0 million for the six months ended June 30, 2010 compared to $2.1 million for the comparable period in 2009.  General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting and legal expenses.  The decrease in selling, general and administrative expense was not significant.

Interest Expense

Interest expense for the six months ended June 30, 2010 increased by 10.3% or $9,055, to $97,344 compared to $88,289 for the comparable period in 2009. The increase was not significant.

Non-Operating Income (Expense)

Non-operating income (excluding interest expense discussed above) for the six months ended June 30, 2010 increased by 541.3% to income of $240,807 compared to a $37,548 for the same period in 2009.  Included in other income for the six months ended June 30, 2010 is $146,690 related to a payment from our former landlord for vacating the leased space at the request of the landlord.  We expect to receive an additional two payments of $73,345 throughout 2010.

Income Tax Expense

For the six months ended June 30, 2010 we recorded a tax provision of $316,534 compared to a tax benefit of $(37,703) for the comparable period in 2009.  Our effective tax rates for the six months ended June 30, 2010 and 2009 were 15% and 0%, respectively.

Net Income

The increase in our net income for the six months ended June 30, 2010 compared to 2009 was the result of increased sales, and increased margins on those sales resulting from declining raw material prices, the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Liquidity and Capital Resources

Cash Flows

At June 30, 2010, we had $3.2 million in cash and cash equivalents on hand. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as general corporate purposes. As of June 30, 2010, we had five short-term loans outstanding for a total of $4.7 million, with interest rates of 5.31% to 5.841%.  The loans have due dates on various dates between July 14, 2010 through June 25, 2011 and are collateralized by buildings and equipment. Net cash provided to the Company by these short-term loans for the six months ended June 30, 2010 was $1.5 million. As of June 30, 2010, we had working capital of $10.8 million, a decrease of $0.5 million from December 31, 2009. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

Net cash flows used in operating activities for the six months ended June 30, 2010 was $1.2 million which was comprised primarily of net income of $1.9 million, depreciation expense of $801,496, and an increase in accounts payable of $1.9 million, increase in advances to suppliers of $411,907 offset by increases in accounts receivable of $1.4 million, notes receivable of $228,141, and inventory of $2.0 million.

We used $2.5 million from our investing activities during the six months ended June 30, 2010 for the acquisition of property and equipment including construction in progress.

Assets

As of June 30, 2010, our accounts receivable increased by $1.4 million compared with the balance as of December 31, 2009. The increase in accounts receivable during the six months ended June 30, 2010 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Advances to suppliers decreased by $400,565 and inventory increased by $2.0 million.  We purchased inventory during the second quarter 2010 to keep pace with our increased sales.

Liabilities

Our accounts payable increased by $2.0 million during the six months ended June 30, 2010 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $1,427 over the same period.

We have entered into a formal agreement with a vendor whereby we agreed to purchase new equipment at the cost of approximately $13.2 million.  We already paid approximately $1.3 million toward the purchase of this equipment.  The equipment is expected to be delivered in the first quarter of 2011, installed in the first quarter of 2011 and operational in the second quarter of 2011.

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of seven-year 70 million RMB, or approximately $10.3 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.   To date, no withdrawals from this credit facility have been made.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for this project extension. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be equal to the above 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the this benchmark.  Additional interest will be paid on an overdue loan under this credit facility equal to 50% of the current interest rate on the loan. Hainan Shiner, the Registrant and certain of its affiliates have been required to provide guarantees under this facility and provide certain land, buildings, and property as collateral.  This agreement requires Hainan Shiner to make certain customary representations and warranties.

The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to shareholders if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, the forgoing credit facility, and funds raised through private placement offerings of our securities.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC.

There is no assurance that exchange rates between the RMB and the USD will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU No. 2009-15 requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU No. 2009-15 did not have a significant impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU No. 2010-06 did not have a material impact on our consolidated financial statements.

On February 25, 2010, FASB issued ASU No. 2010-09, Subsequent Events, Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” which was immediately effective. The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.  FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of ASU No. 2010-09 did not have a material impact on our consolidated financial statements.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging, Topic 815, “Scope Exception Related to Embedded Credit Derivatives.”  ASU No. 2010-11 clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. ASU No. 2010-11 specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC Subtopic 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. ASU No. 2010-11 is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of ASU No. 2010-11 will not have a material impact on our consolidated financial statements.

In April 2010, FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.”  ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect that ASU No. 2010-17 will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

           The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Shiner International, Inc.

August 16, 2010	By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

August 16, 2010	By:	/s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer