Form 10-Q
period 2010-09-30
Shiner International, Inc.
filed 2010-11-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Yes           ☐      No           ☒

On November 5, 2010, 24,688,155 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,013,462	$3,059,796
Restricted cash	-	733,455
Accounts receivable, net of allowance for doubtful
accounts of $320,031 and $252,008	9,850,978	6,405,741
Advances to suppliers	4,785,463	3,192,211
Notes receivable	329,340	88,311
Inventory, net	8,510,888	8,320,624
Prepaid expenses & other current assets	531,869	299,694

Total current assets	27,022,000	22,099,832

Property and equipment, net	11,370,395	12,163,693
Construction in progress	10,703,494	6,582,805
Intangible assets, net	351,311	349,491

TOTAL ASSETS	$49,447,200	$41,195,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,051,192	$2,667,835
Other payables	4,730,755	4,487,587
Unearned revenue	325,280	234,543
Accrued payroll	148,307	138,826
Short term loans	4,790,400	3,227,400

Total current liabilities	15,045,934	10,756,191

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 24,750,000 shares issued and 24,688,155 shares outstanding at September 30, 2010 and 24,650,000 shares issued and 24,588,155 shares outstanding at December 31, 2009	24,750	24,650
Additonal paid-in capital	11,496,610	11,389,756
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	3,625,700	2,980,077
Statutory reserve	2,909,554	2,872,856
Retained earnings	16,361,792	13,230,327
Total Shiner stockholders' equity	34,360,370	30,439,630
Noncontrolling interest	40,896	-
Total equity	34,401,266	30,439,630

TOTAL LIABILITIES AND EQUITY	$49,447,200	$41,195,821

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$15,525,211	$8,662,339	$40,325,828	$23,739,125

Cost of good sold	12,094,836	7,162,799	32,765,876	20,662,603

Gross profit	3,430,375	1,499,540	7,559,952	3,076,522

Operating expenses
Selling	464,852	447,338	1,332,517	1,222,042
General and administrative	1,339,384	786,711	2,566,973	2,127,380
Total operating expenses	1,804,236	1,234,049	3,899,490	3,349,422

Income (loss) from operations	1,626,139	265,491	3,660,462	(272,900)

Non-operating income (expense):
Other income, net	97,337	97,002	361,948	123,269
Interest income	3,266	6,954	9,182	20,991
Interest expense	(64,604)	(39,322)	(161,948)	(127,611)
Exchange gain (loss)	(46,810)	57,583	(76,530)	54,827
Total non-operating income (expense)	(10,811)	122,217	132,652	71,476

Income (loss) before income tax	1,615,328	387,708	3,793,114	(201,424)

Income tax expense	312,191	89,800	628,725	52,097

Net income (loss) including noncontrolling interest	1,303,137	297,908	3,164,389	(253,521)

Less: Net loss attributed to noncontrolling interest	(3,774)	-	(3,774)	-

Net income (loss) attributed to Shiner	1,306,911	297,908	3,168,163	(253,521)

Other comprehensive income
Foreign currency translation gain	533,225	45,977	645,623	1,353

Comprehensive Income (loss)	$1,840,136	$343,885	$3,813,786	$(252,168)

Weighted average shares outstanding :
Basic	24,618,590	24,630,551	24,598,411	24,606,321
Diluted	24,618,590	24,630,551	24,598,411	24,606,321

Earnings (loss) per share attributed to Shiner common stockholders
Basic	$0.05	$0.01	$0.13	$(0.01)
Diluted	$0.05	$0.01	$0.13	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$3,164,389	$(253,521)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	1,206,248	1,331,282
Amortization	103,223	5,213
Stock compensation expense for options issued to directors	18,954	165,848
Loss on disposal of assets	-	183,619
(Increase) / decrease in assets:
Accounts receivable	(3,286,332)	1,654,695
Inventory	(76,703)	(800,653)
Advances to suppliers	(1,501,433)	(7,056)
Other assets	(57,240)	419,566
Increase / (decrease) in current liabilities:
Accounts payable	2,263,107	(620,656)
Unearned revenue	84,449	187,870
Other payables	149,490	103,444
Accrued payroll	6,527	94,851

Net cash provided by operating activities	2,074,679	2,464,502

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable, net	-	(108,983)
Acquisition of property and equipment	(246,489)	(389,786)
Payments for construction in progress	(3,991,538)	(3,359,178)
Notes receivable	(235,068)	-
(Increase)/Decrease in restricted cash	735,454	(146,372)

Net cash used in investing activities	(3,737,641)	(4,004,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	-	(1,096,075)
Proceeds from short-term loans	1,471,000	-
Proceeds from notes payable	-	1,111,845
Repayment of notes payable	-	(419,232)
Purchase of treasury stock	-	(40,299)
Dividend paid	-	(63,219)
Contribution from non-controlling interest	44,670	-

Net cash provided by (used in) financing activities	1,515,670	(506,980)

Effect of exchange rate changes on cash and cash equivalents	100,958	73

NET DECREASE IN CASH & CASH EQUIVALENTS	(46,334)	(2,046,724)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,059,796	3,816,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,013,462	$1,769,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$161,948	$124,557
Income taxes paid	$449,165	$42,396

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issued 100,000 shares for capital raising services	$88,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

The Company, its wholly owned subsidiaries, Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”), and its 70% owned subsidiary Shanghai Juneng Functional Film Company, Ltd, are engaged in the research, manufacture, sale, and distribution of packaging film and color printing for the packaging industry.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars ($ or “USD”).

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a joint venture, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (‘Shanghai Shifu”).  Under the terms of the agreement, Shiner owns 70% of the joint venture, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer.  Shanghai Juneng venture will focus on pursuing sales opportunities among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

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

Advances to Suppliers

The Company makes advances to certain suppliers for the purchase of its materials. The advances to suppliers are interest free and unsecured.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the value of the Company’s property and equipment:

	September 30,	December 31,
	2010	2009
		(audited)
Operating equipment	$12,624,687	$12,267,407
Vehicles	160,653	72,516
Office equipment	178,762	173,771
Buildings	1,322,650	1,240,931
Building and equipment improvements	1,076,836	1,021,547
	15,363,588	14,776,172

Less accumulated depreciation	(3,993,193)	(2,612,479)
	$11,370,395	$12,163,693

Depreciation was $404,752 and $1,206,248 for three and nine months ended September 30, 2010, respectively, and $441,828 and $1,331,282 for three and nine months ended September 30, 2009, respectively.

Construction-in-Progress

Construction-in-progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan. The project was substantially completed by September 30, 2010.  Once the project is completed, the project will be transferred from “Construction-in-progress” to “Property and equipment, net.”  The total cost of the new Hainan manufacturing workshop is expected to be approximately $12 million.  In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”).  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.  At September 30, 2010 and December 31, 2009, the $4.3 million government grant was recorded as “Other payables” on the accompanying consolidated financial statements.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and December 31, 2009 (audited), there was no significant impairment of its long-lived assets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

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

As of September 30, 2010 and December 31, 2009 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Government Grants

Government grants received by the Company are initially recorded as a liability.  At the end of the project for which the government grant is received, the government will determine if the funds were used in accordance with the grant.  If the government determines that the funds have been used for their intended purpose, the amount of the government grant is then offset against the cost of the project.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.  At September 30, 2010 and December 31, 2009, the Company recorded a $4.3 million government grant as “Other payables” on the accompanying consolidated financial statements.

Other Income

Included in other income for the three and nine months ended September 30, 2010 is $73,960 and $220,650, respectively, arising from a payment from the Company’s former landlord for vacating leased space at the request of the landlord.  The Company expects to receive one additional payment of $73,225 in 2010.  The Company recognizes other income in the period that the Company has earned the revenue and collectability is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three and nine months ended September 30, 2010 were $725,839 and $1,211,626, respectively, as compared to $143,281 and $282,148, respectively, for the comparable 2009 periods.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 190,000 options outstanding as of September 30, 2010.

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
SEPTEMBER 30, 2010 AND 2009 (unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 190,000 options and 970,050 warrants outstanding as of September 30, 2010. There were 250,000 options and 970,050 warrants outstanding as of September 30, 2009.  For the three and nine months ended September 30, 2010 and 2009, the Company’s average stock price was not greater than any of the exercise prices.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD.   The accounts of the Chinese subsidiaries were translated into USD in accordance with ASC Topic 830, “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $3,625,700 and $2,980,077 (audited) at September 30, 2010 and December 31, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  ASU No. 2009-15 requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU No. 2009-15 did not have a significant impact on the Company’s consolidated financial statements.

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

On February 25, 2010, the FASB issued ASU No. 2010-09, Subsequent Events, Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” which was immediately effective. The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging, Topic 815, “Scope Exception Related to Embedded Credit Derivatives.”  ASU No. 2010-11 clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. ASU No. 2010-11 specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC Subtopic 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. ASU No. 2010-11 is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of ASU 2010-11 did not have a material impact on the Company’s consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 3 - Inventory

Inventory at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
		(audited)
Raw Material	$3,309,746	$3,963,837
Work in process	1,077,379	1,117,172
Finished goods	4,211,923	3,433,445
	8,599,048	8,514,454
Less: Obsolescence Reserve	(88,160)	(193,830)
	$8,510,888	$8,320,624

Note 4 - Intangible Assets

Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
		(audited)
Right to use land	$399,382	$391,378
Less: Accumulated amortization	(48,071)	(41,887)
Intantible assets, net	$351,311	$349,491

Pursuant to the regulations of the government of the People’s Republic of China’s (“PRC”), the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 5 - Short-term loans

Short-term loans at September 30, 2010 and December 31, 2009 (audited) consist of the following:

	September 30,	December 31,
	2010	2009
The term of the original loan was from May 30, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. This loan was subsequently replaced and renewed and the current term of the loan is from June 25, 2010 to June 25, 2011, with an interest rate of 5.31% at September 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	$1,497,000	$1,467,000
The term of the original loan was from July 10, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. This loan was subsequently replaced and renewed and the current term of the loan is from July 21, 2010 to July 21, 2011, with an interest rate of 5.31% at September 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	748,500	733,500
The term of the original loan was from August 15, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. This loan was subsequently replaced and renewed and the current term of the loan is from November 03, 2009 to November 3, 2010, with an interest rate of 5.31% at September 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	449,100	440,100
The term of the original loan was from October 10, 2008 to May 30, 2009, with an interest rate of 7.512% at December 31, 2008. This loan was subsequently replaced and renewed and the current term of the loan is from September 20, 2010 to September 20, 2011, with an interest rate of 5.31% at September 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	598,800	586,800
The term of the loan is from May 07, 2010 to May 07, 2011 with an interest rate of 5.841% at September 30, 2010 and December 31, 2009. The loan is collateralized by buildings and equipment	1,497,000	-
	$4,790,400	$3,227,400

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 6 – Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2010:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Canceled	(60,000)	7.00
Exercised	-	-
Outstanding at September 30, 2010 (unaudited)	190,000	$1.38	$-
Exercisable at September 30, 2010 (unaudited)	103,333	$1.33	$-

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2010:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2009	970,050	6.00
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at September 30, 2010 (unaudited)	970,050	$6.00	0.06

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

iii.
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

The Company appropriated $36,698 and $3,934 as reserve for the statutory surplus reserve and statutory common welfare fund for the nine months ended September 30, 2010 and 2009, respectively.

Note 8 - Current Vulnerability Due to Certain Concentrations

One customer accounted for 14% and 11% of the Company’s sales for the three and nine months ended September 30, 2010, respectively.  Two customers accounted for 14% and 10% of the Company’s sales for the three and nine months ended September 30, 2009.

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

Note 9 - Contingent Liabilities

At September 30, 2010, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $663,002.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 10 – Segment Information

The Company’s business segments are in packaging film and color printing.  The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues from unrelated entities
Color Printing	$810,715	$955,682	$2,540,403	$2,252,350
Packaging	14,714,496	7,706,657	37,785,425	21,486,775
	$15,525,211	$8,662,339	$40,325,828	$23,739,125

Intersegment revenues
Color Printing	$21,564	$453,834	$1,640,751	$1,138,360
Packaging	4,261,453	5,228,297	13,514,975	15,040,985
	$4,283,017	$5,682,131	$15,155,726	$16,179,345

Total Revenues
Color Printing	$832,279	$1,409,516	$4,181,154	$3,390,710
Packaging	18,975,949	12,934,954	51,300,400	36,527,760
Less Intersegment revenues	(4,283,017)	(5,682,131)	(15,155,726)	(16,179,345)
	$15,525,211	$8,662,339	$40,325,828	$23,739,125

Income (loss) from operations
Color Printing	$30,565	$(313,374)	$(223,293)	$(694,786)
Packaging	1,685,356	668,858	3,988,558	657,915
Holding Company	(89,782)	(89,993)	(104,803)	(236,029)
	$1,626,139	$265,491	$3,660,462	$(272,900)

Interest income
Color Printing	$33	$33	$152	$714
Packaging	2,626	6,727	7,816	19,953
Holding Company	607	194	1,214	324
	$3,266	$6,954	$9,182	$20,991

Interest Expense
Color Printing	$-	$125	$-	$583
Packaging	64,604	39,147	161,948	126,634
Holding Company	-	50	-	394
	$64,604	$39,322	$161,948	$127,611

Income tax expense (benefit)
Color Printing	$-	$-	$-	$-
Packaging	312,191	89,800	628,725	52,097
Holding Company	-	-	-	-
	$312,191	$89,800	$628,725	$52,097

Net Income (loss)
Color Printing	$107,517	$(316,911)	$(5,719)	$(695,284)
Packaging	1,284,890	704,668	3,274,007	677,862
Holding Company	(85,496)	(89,849)	(100,125)	(236,099)
	$1,306,911	$297,908	$3,168,163	$(253,521)

Provision for depreciation
Color Printing	$66,008	$83,490	$198,024	$264,532
Packaging	338,744	358,338	1,008,224	1,066,750
Holding Company	-	-	-	-
	$404,752	$441,828	$1,206,248	$1,331,282

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (unaudited)

Note 11 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographical Areas	2010	2009	2010	2009

Chinese Main Land	$12,639,562	$5,566,691	$32,368,529	$16,173,125
Asia (outside Main Land China)	805,259	1,531,807	3,053,617	3,751,463
Africa	190	149,425	68,012	280,981
Middle East	572,654	-	1,361,467	-
Australia	722,249	696,617	1,821,886	1,826,576
North America	610,068	217,998	1,309,612	387,023
South America	24,345	96,985	50,503	376,865
Europe	150,884	402,816	292,202	943,092
	$15,525,211	$8,662,339	$40,325,828	$23,739,125

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

We currently conduct our business through our operating subsidiaries Shiner Industrial located in Haikou, Hainan Province and Zhuhai located in Guangdong Province.  We have two segments:  packaging film and color printed packaging.  We operate several product lines within the packaging film segment: coated film, biaxially oriented polypropylene (BOPP) tobacco film, and anti-counterfeit film. The following table sets forth the product line and the percentage of total revenue each product line generated for the nine months ended September 30, 2010 and 2009:
	Percent of Total Revenue

	2010	2009
Coated film	40%	28%
BOPP tobacco film	30%	41%
Anti-counterfeiting film	24%	22%
Color printed packaging	6%	9%

Our current production capacity consists of:

•	five coated film lines with a total capacity of 15,000 tons a year;
•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;
•	one BOPP film production line with a total capacity of 7,000 tons a year;
•	three color printing lines; and
•	four anti-counterfeit film lines with a total capacity of 2,500 tons a year.

We are targeting growth through four main channels:

•	continuing our efforts to gain international market share in coated film through better pricing and excellent after-sale service;
•	expanding our sales in anti-counterfeit film, especially to high-end brand spirits and cigarette manufacturers;
•	developing “next generation” films; and
•	exploring the possible acquisition of a technology or distribution company.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

	For the Three Months Ended September 30,		$	%
	2010	2009	Change	Change
Revenues	$15,525,211	$8,662,339	$6,862,872	79.2%
Cost of goods sold	12,094,836	7,162,799	4,932,037	68.9%
Gross profit	3,430,375	1,499,540	1,930,835	128.8%
Selling, general and administratrive expenses	1,804,236	1,234,049	570,187	46.2%
Interest expense	64,604	39,322	25,282	64.3%
Other income (expense)	97,337	97,002	335	0.3%
Income tax expense (benefit)	312,191	89,800	222,391	247.7%
Net income (loss)	1,306,911	297,908	1,009,003	338.7%

Revenues

Revenues for the three months ended September 30, 2010 increased 79.2%, or $6.9 million, to $15.5 million compared to $8.7 million in the third quarter of 2009. The revenue from goods sold was $15.1 million at September 30, 2010 and $8.7 million at September 30, 2009, representing approximately 97.3% and 100%, respectively, of total revenue. This increase was mainly a result of increased sales across all of our product lines.  BOPP tobacco revenue increased 19.3%, or $0.6 million, in the third quarter of 2010 to $3.7 million from $3.1 million in the third quarter of 2009. Coated film revenue increased 154.6%, or $3.7 million, to $6.1 million in the third quarter of 2010 from $2.4 million in the third quarter of 2009. Our anti-counterfeit revenue increased 103.9%, or $2.3 million, to $4.5 million in the three months ended September 30, 2010 from $2.2 million in the comparable period of 2009. Our color printing segment revenues decreased 15.2%, or $0.2 million, to $0.8 million in the quarter ended September 30, 2010 from $1.0 million in the comparable period of 2009.

The increase in revenue was primarily caused by two factors: an increase in domestic product volume and an improvement in our sales prices.  Approximately 80.9%, or $12.2 million, of our total sales in the third quarter 2010 were made domestically to Chinese companies.  For the comparable period in 2009, approximately 64%, or $5.56 million, of our total sales were made domestically.  The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the three months ended September 30, 2010 totaled $2.9 million, or 19%, of our total revenues and represented a $0.2 million decrease, or 7%, from the $3.1 million in international sales for the comparable period in 2009. The decrease was not significant. All international sales are indirect using a network of distributors and converters. For the third quarter of 2010, no international customer represented 5% or more of total sales.

Our five largest customers accounted for 14%,7%,6%, 6% and 4% of our revenue for the three months ended September 30, 2010 and 14%, 10%, 9%, 7% and 6% of our revenue for the three months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold increased $4.9 million, or 69%, from $7.2 million for the three months ended September 30, 2009 to $12.1 million for the three months ended September 30, 2010. This increase was a result of increased volumes and represented 77.9% and 82.7% of our revenue for the three months ended September 30, 2010 and 2009, respectively.  The decrease in the cost of goods sold as a percentage of our revenues primarily resulted from declines in the per unit costs of our packaging film segment.

For the third quarter of 2010, our coated film line experienced a 9% decrease in per unit costs as a result of decreases in raw material costs, decreases in variable costs, and higher volumes, which produced a 60% decrease in overhead rates on a unit cost basis. Our unit cost in the BOPP tobacco film line decreased by 10% in the third quarter of 2010 as a result of a stable raw material unit costs and lower variable costs, which were a result of the restructuring of our operations in the fourth quarter of 2009. Overhead rates decreased 13% due to an increase in factory utilization for 2010. The unit cost of production of our anti-counterfeit film increased 23% in the third quarter of 2010. Raw material prices increased and increased volumes lowered overhead rates in the anti-counterfeit film line.

Unit costs in our color printing segment increased in the third quarter of 2010 as a direct result of increased overhead due to the decline in factory utilization rates and higher raw material costs.

Gross Profit

Our gross profit for the three months ended September 30, 2010 was $3.4 million, which resulted in a gross margin of 22.1% and an increase of 4.8% from a gross margin of 17.3% for the three months ended September 30, 2009.  The increase in gross margin was a direct consequence of an increase in the selling prices of our products, and a decrease in overhead unit rates as a result of increased production volume.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 46.2%, or $0.6 million, to $1.8 million for the three months ended September 30, 2010 compared to $1.2 million for the comparable period in 2009. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses.  Although we have strict standards to control our general and administrative expenses, we have increased our R&D expenditures in the last three months.  As a result, our general and administrative expenses grew significantly compared to the comparable period in 2009. R&D expenses increased $0.58 million or 407.53%, to $0.73 million in three months ended in September 2010, from $0.14 million in the comparable period in 2009.

Interest Expense

Interest expense for the three months ended September 30, 2010 increased by 64.3%, or $25,282, to $64,604 compared to $39,322 for the comparable period in 2009. We have obtained additional short-term loans in the three months ended September 30, 2010 compared with the comparable period in 2009, so our interest expense has increased.

Income Tax Expense

For the three months ended September 30, 2010, we recorded a tax provision of $312,191 compared to a tax provision of $89,800 for the comparable period in 2009.  Our effective tax rates for the three months ended September 30, 2010 and 2009 were 19% and 23%, respectively.

Net Income

The increase in our net income for the three months ended September 30, 2010 compared to the comparable period of 2009 was the result of increased sales, and increased margins on those sales resulting in significant part from the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	For the Nine Months Ended September 30,		$	%
	2010	2009	Change	Change
Revenues	$40,325,828	$23,739,125	$16,586,703	69.9%
Cost of goods sold	32,765,876	20,662,603	12,103,273	58.6%
Gross profit	7,559,952	3,076,522	4,483,430	145.7%
Selling, general and administratrive expenses	3,899,490	3,349,422	550,068	16.4%
Interest expense	161,948	127,611	34,337	26.9%
Other income (expense)	361,948	123,269	238,679	193.6%
Income tax expense (benefit)	628,725	52,097	576,628	1106.8%
Net income (loss)	3,168,163	(253,521)	3,421,684	1349.7%

Revenues

Revenues for the nine months ended September 30, 2010 increased 69.9%, or $16.6 million, to $40.3 million compared to $23.7 million in the comparable period of 2009. The revenue from goods sold was $39.9 million at September 30, 2010 and $23.7 million at September 30, 2009, representing approximately 99% and 100%, respectively of total revenues.  For the first nine months of 2010, BOPP tobacco revenue increased 22.5%, or $2.2 million, to $11.9 million from $9.7 million in the comparable period of 2009. Coated film revenue increased 143.5%, or $9.4 million, to $15.9 million in the first nine months of 2010 from $6.5 million in the comparable period of 2009. Our anti-counterfeit revenue increased 82.3%, or $4.3 million, to $9.6 million for the nine months ended September 30, 2010 from $5.3 million in the comparable period of 2009. Our color printing segment sales increased 13%, or $0.3 million, to $2.5 million for the nine months ended September 30, 2010 from $2.3 million in the comparable period of 2009.

The increase in revenue was primarily caused by two factors: an increase in domestic product volume and an improvement realized sales prices. Approximately 80%, or $32 million, of our total sales in the first nine months of 2010 were made domestically to Chinese companies.  For the comparable period in 2009, approximately 68%, or $16.2 million, of our total sales were made domestically.  The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film products.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the nine months ended September 30, 2010 totaled $8 million, which accounts for 20% of revenues and represented a $0.4 million increase, or 5%, from the $7.6 million in international sales for the comparable period in 2009.  This increase was primarily due to a 24.54% increase in coated film sales to $4.1 million from $3.3 million in the comparable period in 2009. Revenue from the anti-counterfeit film product line decreased 12% during the first nine months of 2010 to $3.7 million from $4.2 million for the comparable period of 2009. Color printing revenue accounted for $0.1 million in international sales from no revenue in the comparable period in 2009. All international sales are indirect using a network of distributors and converters. For the first nine months of 2010, no international customer represented 5% or more of our total sales.

Our five largest customers each accounted for 11%, 9%, 7%, 5% and 4%, respectively, of our revenue for the nine months ended September 30, 2010 and 10%, 8%, 8%, 7% and 6%, respectively, of our revenue for the nine months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold increased $12.1 million, or 58.6%, from $20.7 million for the nine months ended September 30, 2009 to $32.8 million for the nine months ended September 30, 2010.  Cost of goods sold represented 81.3% and 87.0% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the cost of goods sold as a percentage of revenues primarily resulted from declines in the per unit costs in our packaging film segment.

For the first nine months of 2010, our coated film line experienced an 11% decrease in per unit costs as a result of decreases in raw material costs, decreases in variable costs, and higher volumes, which produced a 55% decrease in overhead rates on a unit cost basis. Our unit cost in the BOPP tobacco film line decreased by 14.6% in the first nine months of 2010 as a result of a stable raw material unit costs and lower variable costs, which were a result of the restructuring of our operations in the fourth quarter of 2009. Overhead rates decreased 24% due to an increase in factory utilization for 2010. The unit cost of production of anti-counterfeit film increased 12% for the first nine months of 2010. Raw material prices increased and increased volumes lowered overhead rates in the anti-counterfeit film line.

Unit costs in our color printing segment increased in the third quarter of 2010 as a direct result of increased overhead due to the decline in factory utilization rates and higher raw material costs.

Gross Profit

Our gross profit for the nine months ended September 30, 2010 was $7.6 million, which represented a gross margin of 18.7% and an increase of 5.8% from a gross margin of 13.0% for the nine months ended September 30, 2009.  The increase in gross margin was a consequence of an increase in the selling prices of our products, and a decrease in overhead unit rates as a result of increased production volume.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 16.4%, or $550,068, to $3.9 million for the nine months ended September 30, 2010 compared to $3.3 million for the comparable period in 2009.  General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting , R&D and legal expenses.

Although we have strict standards to control our general and administrative expenses, we have increased our R&D expenditures in the last three months so that the general and administrative expenses grew significantly compared to the comparable period in 2009.  R&D expenses increased $0.9 million or 330.3%, to $1.21 million in nine months ended in September 2010, from $0.3 million in the comparable period in 2009.

Interest Expense

Interest expense for the nine months ended September 30, 2010 increased by 26.9%, or $34,337, to $161,948 compared to $127,611 for the comparable period in 2009. The increase was not significant.

Income Tax Expense

For the nine months ended September 30, 2010, we recorded a tax provision of $628,725 compared to $52,097 for the comparable period in 2009.  Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 17% and (26)%, respectively. During 2009, one of our subsidiaries made a profit and had a tax expense of $153,840 or 15% of net income before taxes.  The other subsidiaries all had losses which resulted in an overall loss before taxes.  Another subsidiary had a tax benefit of $101,743.  As losses from one subsidiary cannot be used to offset gains from another subsidiary, we had an overall tax expense for the nine months ended September 30, 2009 even though as a company, we had an overall loss before income taxes.

Other Income

Other income increased by $238,679 or 193.6% to $361,948 for the nine months ended September 30, 2010 compared to $123,269 for the comparable period for 2009.  The increase is related to the $73,345 quarterly payment we began receiving during 2010 from our former landlord for vacating the leased space at the landlord’s request.  We have received approximately $220,000 through the nine months ended September 30, 2010.  We expect to receive one more payment of $73,345 throughout 2010.

Net Income

The increase in our net income for the nine months ended September 30, 2010 compared to 2009 was the result of increased sales, and increased margins on those sales resulting in significant part from the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Liquidity and Capital Resources

Cash Flows

At September 30, 2010, we had $3.0 million in cash and cash equivalents on hand. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. As of September 30, 2010, we had five short-term loans outstanding for a total of $4.8 million, with interest rates of 5.31% to 5.841%.  The loans have due dates on various dates between November 30, 2010 through September 20, 2011 and are collateralized by buildings and equipment.  As of September 30, 2010, we had working capital of $11.9 million, an increase of $0.5 million from December 31, 2009. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

Net cash flows provided by operating activities for the nine months ended September 30, 2010 was $2.1 million, which was comprised primarily of net income of $3.2 million, depreciation expense of $1.2 million, and an increase in accounts payable of $2.3 million, offset by increases in accounts receivable of $3.3 million, and advances to suppliers of $1.5 million.

We used $4.2 million from our investing activities during the nine months ended September 30, 2010 for the acquisition of property and equipment including construction in progress.

Net cash provided by financing activities was $1.5 million from the issuance of short-term loans.  The loans have due dates on various dates between July 14, 2010 through June 25, 2011 and are collateralized by buildings and equipment.

Assets

As of September 30, 2010, our accounts receivable increased by $3.3 million compared with the balance as of December 31, 2009. The increase in accounts receivable during the nine months ended September 30, 2010 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.  Advances to suppliers increased $1.5 million and inventory remained relatively stable with an increase of $76,703.

Liabilities

Our accounts payable increased by $2.3 million during the nine months ended September 30, 2010 and unearned revenues (payments received before all the relevant criteria for revenue recognition are satisfied) increased by $84,449 over the comparable period.

We have entered into a formal agreement with a vendor whereby we agreed to purchase new equipment at the cost of approximately $13.2 million.  We already paid approximately $1.3 million toward the purchase of this equipment and have issued a letter of credit for the remaining amount.  The equipment is expected to be delivered and installed in the first quarter of 2011, and be operational in the second quarter of 2011.

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of seven-year 70 million RMB, or approximately $10.3 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.   To date, no takedowns from this credit facility have been made.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the above 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the this benchmark.  Additional interest will be paid on an overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

On February 25, 2010, the FASB issued ASU No. 2010-09, Subsequent Events, Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” which was immediately effective. The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.  The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of ASU No. 2010-09 did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging, Topic 815, “Scope Exception Related to Embedded Credit Derivatives.”  ASU No. 2010-11 clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. ASU No. 2010-11 specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC Subtopic 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. ASU No. 2010-11 is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of ASU No. 2010-11 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.”  ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect that ASU No. 2010-17 will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

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

There were no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 1A.	Risk Factors

Not required.

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

10.9
Articles of Association of Shanghai Juneng Functional Film Company, Ltd. (incorporated by reference to Exhibit 10.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on September 21, 2010).

10.10	Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Shiner International, Inc.

November 15, 2010	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

November 15, 2010	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer