Form 10-K
period 2010-12-31
Shiner International, Inc.
filed 2011-03-31
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☑

On March 22, 2011, there were 27,941,491 shares of the registrant’s common stock outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was $13,622,399.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2011 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2010 are incorporated by reference into Part III of this annual report.

TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments.	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters
	and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	44
PART III
Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	45
Item 13.	Certain Relationships and Related Transactions	45
Item 14.	Principal Accountant Fees and Services	45
PART IV
Item 15.	Exhibits and Financial Statement Schedules	46

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

Item 1.  Business.

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in the People's Republic of China ("China") through our operating subsidiaries. We were incorporated on November 12, 2003 in Nevada.  Since July 23, 2007, our principal place of business has been in China.   As a result of a share exchange transaction (which is discussed in greater detail under the heading “History” on page 12), we changed our name to Shiner International, Inc. on July 24, 2007.  Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104. Our website is http: www.shinerinc.com.

Our primary business consists of the research and development (“R&D”), manufacture and distribution of technology driven advanced packaging film products in two business segments – “flexible packaging material” and “advanced film.”  Our flexible packaging material segment includes coated film, tobacco film and color printed products while our advanced film segment currently includes high-tech anti-counterfeit laser holographic film. We anticipate that this segment will grow to encompass other products created for specialty niche purposes and developed using our proprietary material science technologies and intellectual property.  For 2010, sales of our flexible packaging materials accounted for 74.6% of our revenue and sales of our advanced film accounted for 25.4%.

All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”), which was incorporated on May 21, 2003 and is headquartered in Haikou, Hainan Province, and Zhuhai Huanuo Packaging Material Co., Ltd. (“Zhuhai”), which was incorporated on December 25, 2006 and is headquartered in Zhuhai, Guangdong Province.  Shiner Industrial and Zhuhai currently produce all of our flexible packaging material and specialty films.  Our color printing operation is carried out by Shiner Industrial.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries - Shiner Industrial, Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”) and Hainan Modern Hi-Tech Industrial Co., Ltd. (“Hainan Hi-Tech”) – into Shiner International.  Shiny-day and Hainan Hi-Tech are currently inactive subsidiaries of the Company.

On September 20, 2010, we commenced operations of a joint venture, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd. (‘Shanghai Shifu”).  We own 70% of the joint venture, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to our Chief Executive Officer.  Shanghai Juneng venture is focused on pursuing sales opportunities among the domestic food safety packaging markets and targets China’s leading food producers.

We are a principal manufacturer of flexible packaging and advanced film products, selling to customers throughout China, Asia, Australasia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

We hold 16 patents and have 10 patent applications pending that relate to certain of our products and manufacturing processes that have been issued by the State Intellectual Property Office of China.  These are discussed in greater detail on page 9 under the heading “Intellectual Property.”  Although our patents and processes provide us with a competitive advantage, the loss of any single patent would not have a material adverse effect on our business as a whole.

Our current production capacity consists of: ten flexible packaging material production lines with an overall capacity of more than 25,500 metric tons per year and four advanced film lines with a total capacity of 2,500 metric tons a year.

Products

We produce customized, high-quality and competitively priced products used by manufacturers in a variety of applications, including producers of foods such as baked goods, beverages, candy and confections, dairy, fruits/vegetables and nuts, and consumer goods, like pharmaceuticals, tobacco, cosmetics and compact discs.  Our packaging provides protection from tampering and contamination and preserves the texture, flavor and integrity of perishable items.  In addition, we provide printing services for a variety of consumer products. Packaged goods require different porosity levels for humidity, gases, as well as fragrance and heat resistance barriers depending on whether the item is edible or a non-food product.

Flexible Packaging Material

We primarily use biaxially-oriented polypropylene (“BOPP”) as the base film from which more sophisticated films, such as anti-counterfeit, coated and tobacco films are produced. There are multiple manufacturers of BOPP film in China qualified to meet international standards. BOPP refers to the manufacture of polypropylene films using an orienting system. BOPP is manufactured by three different processes, with resulting films having different properties. BOPP films are widely used in printing, lamination and over-wrap packaging. The main benefits of BOPP films are its stiffness, durability, high tensile strength and clear optics. The film is light-weight, non-toxic, odorless, transparent, glossy, temperature and moisture-resistant, and retains high barrier resistance, making it suitable for many forms of flexible packaging, printing, laminating, and other applications. We sell our products to packaging customers and distributors in China and throughout Asia, and have been expanding out international business in the Middle East, Australia, North America and Europe.

Upon request of our customers we may use different base films to create products customized to our customers’ needs. The base films include: biaxially-oriented polyethylene terephthalate (BoPET), a polyester film made from stretched polyethylene terephthalate (PET) that is used for its high tensile strength, chemical and dimensional stability, transparency, reflectivity and gas and aroma barrier properties; and biaxially-oriented polyamide film (BOPA), a nylon film used for its high tensile strength, high flex-/stress-crack and puncture resistance, barrier to gases, flavors and odors and high resistance to oil, greases, hydrocarbons and chemicals. Each base film can undergo one of three different processes to create films with different properties. A sequential or double bubble process is used for coating the films, in which a base film, generally a BOPP, BoPET or BOPA film is coated with a water-based latex compound. That compound is usually acrylic, Polyvinylidene Chloride (PVDC) or polyvinyl alcohol (PVOH), which enhance the moisture and oxygen barrier properties of the film while retaining its functionality. Films can be single or double coated with co-extruded structures, in transparent, opaque, or metalized varieties. In the metalized variety, the base film is usually coated with aluminum foil, which gives the film stronger insulation and anti-pressure properties.

Coated film is a functional packaging film in which a thin layer of polyolefin-based film is sealed either on one or both sides of the film with a varying type of chemical substance (coating layer). Depending on which coating layer is used, coated films have greater endurance and tensile strength and can be produced in heat-resistant, shrink-wrapped, peelable or other varieties. Coated film is a functional packaging film with moisture and oxygen barrier property, flavor and aroma preservation properties, as well as their superior clarity and printability. We currently produce 15 varieties of regular coated packaging films and can produce irregular coated packaging films according to the requirements of customers. As a result of these capabilities and our technology, we believe we provide the most diverse film product offering in China.

BOPP Tobacco Film is a box over-wrap film designed to meet the industry requirements for packaging appearance, product freshness and clear optics.

We provide color printing services that consist of surface printing and reverse printing services used mainly by consumer goods manufacturers and beverage companies. We provide printing services to our clients in our effort to provide value-added services and a one-stop-shop experience. Our printing capabilities span a range of products, such as food, drugs, cosmetics and chemicals. We use alcohol-soluble, benzene free printing ink to meet international environmental and safety standards.

Advanced Film

Anti-counterfeit film is a specialty product derived from BOPP film and embossed with an advanced technology, multi-dimensional insignia that creates eye-catching images and makes it easier for user’s to increase brand identity. We use proprietary technology to develop specialized anti-counterfeit film products. Losses from piracy and counterfeiting affect a wide number of industries including: music and video publishing, food, medicine, cosmetics, cigarettes and liquor. Anti-counterfeit film is generally used in the packaging of high-end cigarettes, DVDs and other frequently imitated or pirated products.

Production Facilities

Our production facilities in the PRC for packaging film are located in Haikou, Hainan Province and Zhuhai located in Guangdong Province and are more fully discussed in Item 2, “Properties” on page 32.

Sales and Marketing

Our sales and marketing strategy focuses on establishing and maintaining a reputation for consistent and stable production of innovative high quality packaging film at competitive prices, providing dependable and efficient customer support services, and building stable and enduring relationships with our customers.

We sell our packaging film and services to dozens of food, beverage, and consumer goods manufacturers throughout the world, with a focus on the PRC market. Our customers are located in 20 provinces, three municipalities and three autonomous regions in the PRC. Our sales group is divided into two teams, a domestic sales team focusing on the PRC market and an international sales team focusing on the European, North American, Southeast Asian, Australasian and Middle Eastern markets. We currently have 30 full time sales representatives servicing our domestic and international customers.  The majority of our sales professionals are university graduates and 10 of them have more than ten years industry experience. We seek to expand our market share in the European and North American markets that we believe possess growth potential.  Our domestic sales team is divided into five major sales regions in the PRC based on the location of our customers - Guangdong and Guangxi, Northwest China, Southwest China, Northeast China and Eastern China.  During 2010, we opened a new sales office in Shanghai that focuses on the domestic food safety packaging market and targets China’s leading food processors.

Our sales representatives maintain regular contact with customers to track product performance to ensure customer satisfaction. They are responsible for handling inquiries, processing and allocating orders to our production team, confirming orders and product specifications from customers, and providing after-sales services such as gathering market information and conducting surveys. In addition, these sales personnel are also responsible for handling ad hoc product inquiries and for cultivating relationships with potential new customers. Through regular contact with our customers, we are able to ascertain the current and future demand for existing products and the potential demand for new products.

In the international market, our sales team has adopted a strategic regional sales and marketing system and established an extensive sales and marketing network throughout North America, Europe and Southeast Asia. We have entered into preliminary letters of intent with potential representatives and agents in Southeast Asia, Europe, and the United States in relation to marketing and distribution of our products.

We have refocused our marketing and sales strategy to match our customer focused business strategy. Our marketing activities are geared towards supporting the activities of our sales team by keeping abreast of industry trends, interacting with existing customers, cultivating new relationships and building brand awareness. By visiting our customers in the PRC regularly and nurturing close relationships it enables us to identify market trends, understand customers’ evolving needs, adjust and manage our production processes and proactively resolve customers’ issues and concerns. These regular contacts, visits, and interviews allow us to gain insight into the latest market trends and to capture business opportunities ahead of our competitors. We also distribute marketing materials we produce from time to time to our customers in person during such visits or otherwise by email or mail. Because of the attractive location of our plant and facilities in Haikou on Hainan Island, generally known as the “Hawaii” of China, we frequently invite potential customers to visit and inspect our operations first-hand and we also host many of the annual tobacco and other large industry management conventions.

We participate regularly in industry exhibitions and international trade fairs held in the PRC and internationally. To attract new customers and to maintain brand awareness in the industry, we regularly advertise our Company and products in industry magazines and on our own website. Members of our senior management team are frequent speakers at industry events and also give interviews to industry magazines from time to time to raise our profile.

Competitive Advantages

We believe we are able to effectively compete in both the domestic Chinese and international markets by means of proven quality, cost advantages and a service team that supports our customers before, during and after the sale process in order to build long-term customer relationships. Our customer-oriented perspective permeates each business unit and is largely responsible for our ability to penetrate new markets and successfully build on sales to new customers.

Established long-term relationships with reputable customers in diversified end markets.  We have established an extensive customer base in a wide variety of industries, including food, beverage, cigarette, pharmaceuticals, chemicals, and other consumer and industrial goods. We believe this wide range of end markets reflects the strength of our experience and reputation as a qualified flexible packaging and advanced film producer, as well as the broad range of available markets for our products. Many of our customers are PRC's Top 500 enterprises, and we believe we are well positioned to benefit from our established customer relationships.

Ability to provide customized products and solutions. As part of our differentiation strategy, we work closely with customers to understand and design innovative products based on our ability to formulate different blends of resins and additives to produce film with specific properties for our customers based on their unique requirements. This strategic advantage is difficult for our competitors to duplicate given the technological and manufacturing flexibility that it demands. As a result of our diverse, high quality product offering, we have been able to increase pricing of our certain coated film products.

One-stop service. We are able save customers both lead-time and costs by providing one-stop service in which we not only sell the film but also develop the production processes that produce the end packaging product.

Advanced production facilities and stringent quality control.  We continually invest in our production capabilities and furnish our facilities with advanced equipment. Our products have been ISO9001:2000 accredited since 2003. We believe stringent quality control standards are crucial to our success and the continuous growth of our business. In order to maintain such standards, we conduct inspection at all stages during the production process. In that regard, we have adopted a quality management system covering the sourcing of raw materials, each stage of production, the delivery of final products, and post-sales quality control. We also provide employees with continuous training in order to help reduce the frequency of repeated errors.

Strong R&D capabilities.  We have an experienced R&D team of 21 professionals. The team has successfully developed new products and technologies, which have led to 16 patents and 10 pending patent applications. We also work with reputable academic and research institutions to undertake specific R&D projects. In 2006, we entered into a five-year research agreement with China’s Science & Technology University.  Under the terms of this agreement, six professors, all holding advanced degrees, work in conjunction with our R&D team.  Shiner owns the proprietary rights to all findings to dedicated research projects which are undertaken at our request. We pay the university estimated fees of $12,850 annually under this agreement.  This agreement was renewed in 2010 for an additional five years on the same terms.

Awards and Certifications

Our subsidiary, Shiner Industrial, has received the following awards and certificates, each of which, we believe, is an indication of our achievements, the quality of our products and makes us more attractive to potential customers and therefore a more competitive company both in the local and international markets:

Date	Award/Certificate	Issuing Authority

November 2003 (1)	ISO 9001:2000 Certificate	China Certification Center for Quality Mark

September 2007	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

January 2010	Awarded as one of the Top Ten Leading Enterprises in China food packaging industry	CNTV.COM, the website for China Network Television

December 2010	Designated as “Advanced Enterprise of Chinese Plastic Industry”	China Packaging Federation

December 2010	2010 China Packaging Brand Excellence Award	China Packaging Federation
_______________________

(1)
ISO 9000 certification has become an international reference for quality management requirements in business-to-business dealings. This certification enables us to compete on many more markets around the world and provides our customers with assurances about our quality, safety and reliability.

Raw Materials

Major raw materials required in the manufacturing processes for our packaging products include petroleum-based resins and mixing chemicals, which are primarily supplied to us by large chemical companies. For these raw materials, we generally maintain purchase contracts for a period of up to six months. However, for many other materials, we can generally choose from multiple producers and such orders are placed on an “as-needed” monthly basis.

As all BOPP film is petroleum based, the effects of any short-term fluctuations in the price of oil will be averaged into the earnings over the period due to the cyclical nature of production, inventory and sales. Any long-term increases in the price of oil will have an adverse impact on our earnings. However, as there are currently no synthetics or substitute materials available in the market, management believes that any long-term increase in the price of oil will be made up for by an increase in sale prices by all film producers.

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 50% of the raw materials for Shiner Industrial’s BOPP tobacco film operation are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd.  In contrast, only about 8% of the raw materials for our coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in China.  All of the raw materials for our color printing operations are purchased domestically in China. There are numerous suppliers for these raw materials. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in our color printing production process that are provided by any sole supplier.

BOPP is a major raw material for our flexible packaging films; our Zhuhai BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs.  As a result, in 2010 we were able to reduce our raw material costs by approximately $68 per metric ton.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions.

Customers

Our customers are composed mainly of consumer products manufacturers, distributors, printers and packaging industry distributers. About 80% of our customers are in China, with the remainder in Southeast Asia, Europe and North America. While most of our products are sold in the international market, our color printing business mainly serves customers in China who are looking for one-stop service to fulfill their printing and packaging needs by a single vendor.

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 50% market share of the Chinese domestic coated film output in 2010. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service.  We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders. Our largest domestic customer, Huian Dali Packaging Co., Ltd., a manufacturer of cakes and snack foods, accounted for approximately 32.1% of our coated sales in China and 10.0% of our total sales in 2010.

During 2010, our top 10 customers accounted for approximately 70.0% of our total international coated film sales with an average sale of $400,000 per customer. Approximately 40.0% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 50.0% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt.  Our largest international customer, Impak Films Pty. Ltd. ("Impak"), an Australian packaging distributor, accounted for approximately 10.2% of our coated film sales and 4.0% of our total sales in 2010.

As tobacco remains one of the state-controlled industries in China, all of our domestic BOPP tobacco film sales are made to provincial cigarette manufacturers who can buy only from pre-approved domestic manufacturers meeting the quality and technical specifications as well as the standard price requirements of the Chinese government.  We currently sell our BOPP tobacco film to 28 of 32 provincial cigarette manufacturers (representing approximately 70% of this market) and have contracts to sell over 5,000 metric tons of film per year to the state owned cigarette company of China.

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements.  Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 44.0% of color printing sales in 2010.

Advanced Film

We introduced anti-counterfeit film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co. ("Vintaba"), the tobacco production company of the Government of Vietnam. Our anti-counterfeit product sales were approximately $14.2 million in 2010, of which Vintaba accounted for approximately 11.0% and the Hainan Yeshu Group accounted for approximately 6.0% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

At the Sixth Global Congress to Combat Counterfeiting & Piracy (February 2011), International Chamber of Commerce Secretary General Jean-Guy Carrier reported that “the total impact of illicit trade in “fakes” is staggering, with more than $1.0 trillion in annual losses to global economies, governments and consumers and potentially more than two million jobs at risk.”  Reports from the Congress showed that the trade of counterfeit cigarettes currently accounts for 6% of the global tobacco trading and manufacturing and selling counterfeit cigarettes in the global market has reached approximately 150 billion units per year.  According to new research of the Business Software Alliance, the percentage of counterfeit software in the global market increased to 43% in 2010 from the 41% in 2008, resulting in more than $50 billion in losses to the industry.

Research and Development

We highly value our strong R&D support team. Our R&D team includes 21 engineers and technicians with each person holding a bachelor or other advanced degree and most personnel have direct or related field experience. Our R&D team strives to improve our production process, product quality and product compatibility to reinforce our competitive advantage in the market. In particular, our R&D efforts are focused on: (i) identifying processes that improve our cost-efficiency and our customers’ production efficiency; (ii) identifying alternative production materials to generate comparable performance at a lower cost to our customers

Our R&D team is the first point of contact for customers in the event of quality related concerns and assists customers with identifying and resolving problems, offering effective and efficient solutions and facilitating discussion with our production team. Our R&D team has a long track record of experience in the flexible packaging industry and is capable of translating customer requests into solutions.

We built Hainan Film Engineering Center in Haikou, which has four well-equipped professional laboratories. In addition, we also set up R&D centers in both of our Hainan and Zhuhai locations. Our engineers have designed two of our coated film production lines. By designing our own production lines, we intend to reduce our fixed asset investment by approximately 35% and better meet our specific manufacturing needs. The director of our research department has over 15 years experience in the industry.

During 2009 and 2010, we spent approximately $347,610 and $1.4 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films. In 2011, we plan to spend approximately $2.4 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties.  All R&D costs are funded through our operating cash flow and are expensed as incurred.

In addition to in-house R&D, we have sponsored several projects with research institutions and universities in China to which we retain all proprietary rights for the research funded by us. We also have a formal agreement with China’s Science & Technology University through 2015 for which we have proprietary rights to all findings based upon dedicated research conducted on our behalf. We also have informal alliances with Fudan University in Shanghai, Sun Yat Sen University (Zhong Shan) in Guangzhou and Tsinghua University in Beijing.

Intellectual Property

We hold 16 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China.

Name of Patents	Patent No.	Issue Date
Acrylic Acid Coated Film & Its Manufacturing Methods	ZL2005100777111.3	Jan 31,2007
BOPP Tobacco Film & Its Manufacturing Methods	ZL03102455.6	Jan 31,2007
BOPP Shrinkable Monofilm & Its Manufacturing Methods	ZL03149870.1	Nov 15,2006
Production System of Microwave Drying Coated Film	ZL03149871.X	March 22,2006
Heat-sealed Printing Films	ZL03242094.3	May 12,2004
Printing Films for Tobacco Packaging	ZL02244326.6	April 2,2003
Coating Device for Films	ZL03265702.1	Aug 11,2004
A Kind of Reverse Gravure Coating Device	ZL03263561.3	Aug 4,2004
A Kind of Packaging Film	ZL02285887.3	Dec 3,2003
Laser Hologram Anti-counterfeit Films	ZL02282170.8	Aug 4,2004
Color Fiber Anti-counterfeit Films	ZL01269865.2	Dec 4,2002
Molding Equipment for Anti-counterfeit Shrinkable Films	ZL01226489.X	May 15,2002
A Kind of Coated Film& Its Manufacturing Methods	ZL200510075370.2	May 16,2007
BOPP Shrinkable Tobacco film & Its Manufacturing Methods	ZL01118669.0	May 14, 2008
Manufacturing Methods for Heat Shrinkable Coated Films	031498728	March 27, 2009
A Kind of Heat-sealed BOPP Film	200810177464.4	March 24, 2010

We have additional products and production equipment for which 10 patent applications are currently pending which we expect to receive approval for in 2011. Our current patents expire between 2012 and 2030.  We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 510 full-time, and no part-time, employees.

Industry Overview and Outlook

Domestic consumption has always been considered by the Chinese government as one of the key drivers for national economic growth. Over the past several years, the Chinese government has released a number of industry policies and measures to encourage domestic consumption that would benefit the packaging industry. In July 2008, the Ministry of Finance of China established a fund to support the development of new and innovative products and technologies for the packaging industry, focusing on environmental protection, energy efficiency and renewable applications.

China's packaging industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. According to China Packaging Federation, the Chinese packaging market reached over RMB1.0 trillion (approximately $147.5 billion) in 2009 and is estimated to have reached over RMB1.2 trillion (approximately $179.5 billion) in 2010. China is the second largest packaging market in the world since 2008. According to Euromonitor International's Packaging Industry in China Report in January 2009, the packaging industry became China's 14th largest industry sector and contributes about 2.5% of the country's GDP.

Economic Growth of the PRC

The PRC economy has grown significantly since the implementation of economic reforms and opening-market policies in the late 1970s. According to the National Bureau of Statistics of China from 2005 through 2009, nominal GDP in the PRC increased from RMB18.3 trillion ($2.8 trillion) to RMB34.1 trillion ($5.2 trillion).  Due to rapid economic growth in the PRC and the influx of migrants from rural areas to developed urban areas, the PRC is experiencing unprecedented urbanization of its population. This trend, along with the large population base of the PRC, is anticipated to create an attractive consumer market both in terms of size and growth in purchasing power.

Government and Environmental Regulation

The Food Safety Law of the PRC (“Food Safety Law”) was enacted on February 28, 2009 by the Standing Committee of the National People’s Congress and became effective on June 1, 2009. The Implementation Regulations of the Food Safety Law (the “Implementation Regulations”) were subsequently promulgated on July 20, 2009 and were immediately effective.

Pursuant to the Food Safety Law and its Implementation Regulations, the Chinese government regulates food manufacturers (producers and processors) and operators (distributors and caterers), as well as manufacturers of (i) food additives, (ii) packaging materials, containers, detergents and disinfectants used with food and (iii) tools and equipment used in production and processing of food. Under this law, manufacturers who are engaged in the production of food, food additives and food related products must comply with applicable food safety standards and must satisfy inspection and approval procedures with regard to their products before sending them into the market. In addition, food manufacturers are required to check business permits and product qualification certificates of their suppliers from whom they purchase food materials, additives and related products and to inspect such products to ensure that they conform to applicable food safety standards. Any violation of the Food Safety Law and its Implementation Regulations may result in legal liabilities, such as warnings, fines, damages, or even in criminal liabilities for serious violations.

Shiner has been appointed a “Standards Creator” in Coated Film by the Standardization Administration of the PRC.  As such, Shiner has been working closely with various government agencies to assist the regulatory authorities in drafting new packaging guidelines that that will help ensure a safe food supply as outlined in the Food Safety Law. It is our belief that large domestic Chinese food manufacturers will utilize coated film packaging to meet the requirements detailed in the Food Safety Law standards.

Additionally, our products are subject to regulation by agencies of the provincial government of Haikou responsible for food packaging and hygiene and the regulatory schemes of international governmental authorities governing the food safety, quality and hygiene of our customers.  The safety, quality and hygiene requirements of many of our customers, especially those located internationally, exceed government requirements in China. Our PVDC and all coated films have already met FDA requirements, as well as the requirements for food products packaging sold in the European Economic Community ("EEC").

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

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge for air, water and noise pollution. We believe we are in compliance with such laws and regulations.

In 2009 and 2010, we incurred expenses of approximately $10,000 and $15,000, respectively, to comply with governmental and environmental regulations in China.

Competition

We believe our expertise in manufacturing specialty films provides us a distinct advantage over competitors in China, most of whom are focused mainly on commodity films, such as BOPP, BoPET, PVC and BOPA. We are the leading producer of coated films in China with limited domestic competition only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Internationally, we face competition from industry leaders such as DuPont Energy Co., Innovia Films Ltd. and Exxon Mobil Corporation. Each of these corporations has much larger production capacity than us and has a strong reputation as they have significant experience in the coated films market.

As tobacco remains a state-owned and operated industry in China, the government buys only from approved PRC domestic vendors and competition exists only in the form of other domestic film companies. In addition, each province is required to maintain two to three suppliers. Thus, competition among qualified players is limited. In the domestic market there are several qualified large producers including: Jiangsu Zhongda New Material Group Co., Ltd., Foshan Plastics Group Co., Ltd, Zhanjiang Packaging Enterprises Ltd., Yunnan Kunlene Film Industries Co., Ltd., Yunnan Hongta Plastics Co., Ltd., Hubei Firsta Packaging Co., Ltd. As we have attained certification as a government supplier, a certain level of annual sales is guaranteed to us from the government of China. In the international market, we face competition from large multi-nationals as well as Southeast Asian and Japanese firms. We believe we have a price advantage over our Western competitors due to our lower production costs.

Our anti-counterfeit film is unique; as such we do not have a direct competitor for this product. However, established international producers such as Applied Extrusion Technologies, Inc. and Innovia Films Ltd. do produce their own anti-counterfeit films based mainly on printed holograms, which are relatively simple to duplicate. Rather than direct competition, we are focusing on marketing efforts on awareness and educating buyers as to the superior quality of our products over these hologram-based counterfeit films.

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

The primary barriers to enter the market include obtaining a printing license and significant capital investment in large-scale production facilities. We believe our competitive advantages over domestic players are better cost-efficiencies due to economies of scale and significant order volumes, long standing relationships with customers, advanced technologies and equipment deployed in our manufacturing process, high product quality with competitive cost structure and a well-known brand name. Our competitive advantages over international players include significant production capacity, a large existing customer base, the flexibility to customize our products, better local knowledge and connections in the PRC, lower price resulting from our lower cost structure and competitive product quality.

History

We were incorporated in Nevada on November 12, 2003 as Cartan Holdings Inc. We were initially formed as an exploration stage company involved in the search for mineral deposits. At that time we owned a 100% undivided right, title and interest in and to the mineral property known as the “Cartan mineral claim.” Our interest in the property consisted of the right to explore for and remove minerals from the property.

On July 23, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the share exchange agreement, we acquired from Sino Palace all of the issued and outstanding capital stock of each of Shiner Industrial and Shiny-day, Hainan Hi-Tech and Zhuhai in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the shareholders of Sino Palace. Shiner Industrial, Shiny-day, Hainan Hi-Tech and Zhuhai are each incorporated in the PRC.  After giving effect to the completion of the reverse acquisition, we directly owned the equity interests in Shiner Industrial, Shiny-day, Hainan Hi-Tech and Zhuhai, and continued conducting our operations through these entities as our operating subsidiaries.  The Cartan mineral claim expired on December 15, 2007.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries – Shiner Industrial, Shiny-day and Hainan Hi-Tech – into Shiner International.  Shiny-day and Hainan Hi-Tech are currently inactive subsidiaries of the Company.

On September 20, 2010, we commenced operations of Shanghai Juneng, a majority-owned joint venture with Shanghai Shifu.  We own 70% of the joint venture, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to our Chief Executive Officer.  Shanghai Juneng venture is focused on pursuing sales opportunities among the domestic food safety packaging markets and targets China’s leading food producers.

Corporate Outlook

With the mild recovery of the global economy, and growing consumer confidence in the Chinese domestic markets, we are cautiously optimistic that consumption of our products will continue to grow. We are experiencing an increase of inquiries from food manufacturers on how to comply with the Food Safety Law that went into effect in 2009. This renewed interest from manufacturers affects our entire breadth of products and we are confident this will lead to an overall improvement in our business.   We believe we are well positioned to be the prime beneficiary of increased domestic consumption, a growing world economy, and increased market penetration as the full impact of the Food Safety Law requirements are realized.

We believe there are several positive trends that will continue to accelerate our growth, consumer demand for packaged goods, which offer convenience, quality, aesthetics and lifestyle branding will grow as Chinese consumers find themselves with increasing disposable income and as more purchases are made in supermarkets and away from wet markets and small independent food stores. We are well positioned to take advantage of these trends by providing retail foods and consumer goods manufacturers with beautiful printed flexible packaging.

Rapid Economic Growth and Rising Disposable Income. The growth of the flexible packaging industry is highly correlated with economic growth as the demand for packaging products is driven by improving demographic trends, including living standards and urbanization, as well as expanding industrial output. According to China National Bureau of Statistics, China is one of the fastest growing economies, its GDP having grown rapidly with a compound annual growth rate of 16.0% in the past five years. Per capita disposable income of urban households had a compound annual growth rate of 11.8% over the past ten years and per capita disposable income of rural households had a compound annual growth rate of 9.6% during the same period. China's economy is expected to continue to grow in the next few years with an average GDP growth forecast of 8.4% from 2009 to 2014 by the World Bank.

High Growth of the Domestic Consumer Sectors. The main customers of the flexible packaging industry are consumer and industrial goods manufacturers that use corrugated paper cartons for packaging and shipping their products, including food and beverage, daily necessities, pharmaceuticals, and consumer goods. Catalyzed by the high growth of per capita disposable income and a series of favorable government policies, retail sales of consumer goods in China have grown rapidly and reached RMB12.5 trillion (approximately $1.9 trillion) in 2009, representing a compound annual growth rate (CAGR) of 16.1% from 2004, according to China National Bureau of Statistics. The continued robust growth in retail sales of consumer goods has had a significant positive impact on the demand for flexible packaging products.

Total Retail Sales of Consumer Goods in China
Source: China National Bureau of Statistics

Substitution to Other Packaging Materials Due to Environmental Concerns. With environmental concerns becoming an increasingly important topic around the world, the Chinese government is demanding more environmentally friendly properties in packaging materials. Packaging materials are expected to be energy saving, toxic-free, reusable, degradable and multi-functional. Compared to packaging materials made of metal, plastic, wood or glass, flexible packaging film has always been regarded as relatively "greener packaging" due to its lighter weight and degradable qualifies, along with the ease of storage, shipment and processing.

Growth Strategy

Our principal business objective is to grow our market share in the flexible packaging film business and continue to expand domestically and internationally by pursuing the following key strategies:

Increase our market share by expanding our sales network and customer service. We believe the flexible packaging industry in China has substantial growth potential. In order to penetrate the key markets, we plan to set up a processing factory and warehouse in Shanghai. We plan to attract new customers and increase our market share by increasing our existing sales and marketing activities and strengthening our customer service within and outside of China. We plan to strengthen our customer service network by establishing a global customer service center located in Shanghai.

Continue to expand our production capacity with a focus on key geographic markets.  We plan to increase our production capacity through potential acquisitions or installation of new production lines, or both, to meet the expected increase in the demand for our products. We expect to complete a new production line in June 2011 which will provide us an additional 10,000 metric tons of annual capacity giving us a total annual capacity of 35,500 metric tons.  Additionally, we foresee industry consolidation and believe we are well positioned to benefit from such a market trend. We believe we are in a position to acquire companies with advanced technology and a good customer base to expand our production capacity.

Strengthen our R&D capabilities, expand our product portfolio and improve our production efficiency.  In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrades and collaborative R&D programs. We will focus our R&D efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demands for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality while lowering production costs.

Strategically explore value-enhancing acquisitions and/or joint ventures to further grow our market share. To date, we have relied on organic expansion to achieve growth. We may strategically explore value-enhancing acquisitions and/or joint ventures to further grow our market share. We may also consider targeted acquisitions or investments where we stand to gain access to additional production capacity or proprietary technology relating to packaging, which we believe may further enhance our current products and services, and expand our position in key markets.

Further expand and penetrate selective international markets. We plan to continue our efforts to move beyond the PRC market and establish ourselves as a global flexible packaging provider. By the end of 2011, we plan to open at least six sales offices in China and eight sales offices overseas, in North America, Europe and Australia. These new sales offices will allow us to maintain closer relationships and contacts with the end users of our products, improving our responsiveness and our ability to gather intelligence and feedback.

Item 1A.  Risk Factors.

You should carefully consider the risks described below before making an investment decision. The following risk factors describe the most significant events, facts or circumstances that we believe could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

General Risks Related to Our Business

We cannot be certain that our product innovations and marketing successes will continue.

We believe our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Although we have developed products that have met customers’ requirements in the past, there is no assurance that any of our R&D efforts will necessarily lead to any new or enhanced products or generate sufficient market share to justify commercialization. We must continually improve our current products and develop and introduce new or enhanced products that address the requirements of our customers and are competitive in terms of functionality, performance, quality and price in order to maintain and increase our market share. If our new products are unable to gain market acceptance, we would be forced to write-off the related inventory and would not be able to generate future revenue from our investment in R&D. In such event, we would be unable to increase our market share and achieve and sustain profitability. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

The anti-counterfeit product authentication industry is a relatively new industry and market, especially in China and other parts of Asia, and continues to evolve in terms of customer/market needs, applications, and technology. We believe we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts in the anti-counterfeit product authentication industry. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own R&D, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

•	development of new technologies by our competitors or counterfeiters;

•	changes in product requirements of our customers; and

•	improvements in the alternatives to our technologies.

We may not have sufficient funds to devote to R&D, or our R&D efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially affected.

Intense competition in the anti-counterfeit and packaging markets may adversely affect our operating results.

We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. We believe there are few barriers to entry into many of our markets. As a result, we may experience competition resulting from new manufacturers of various types of film in our product lines. Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. Any of these actions by our competitors could adversely affect our sales.

In addition, we face competition from a substantial number of companies, which sell similar and substitute packaging products. Although we believe we have developed strategic relationships in China to best penetrate China's market, we face competition from other providers, some of which have greater financial and human resources, have had a longer operating history, and have greater name recognition than we do. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities, and may have extensive production facilities, well-developed sales and marketing staffs and substantial financial resources. Competitive products are also available from a number of local manufacturers. This results in competition that is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties.

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

For example, the PET resin used in our coated film products is currently used as a raw material in China's textile industry, and the market prices of PET resin may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply of, or significant increase in demand for, PET resin and additives may result in higher market prices and thereby increase our cost of sales. The prices of PET resin and additives are, to a certain extent, affected by the price movement of crude oil.

If there is a significant increase in the cost of our raw materials and we are unable to pass on such increase to our customers on a timely basis or at all, our profit margins and results of operations will be adversely affected.

Petroleum prices impact our operating results.

Petroleum is the prime ingredient in many plastics that we use to make many of our products. We estimate that an increase in the price of crude oil of $10.00 per barrel could cause our gross margin to decline by up to 6% on the sale of these products. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year. Current political unrest in the Middle East has resulted in an increase in the price of crude oil and may result in further increases in the price of crude oil.

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

Our ability to compete in our markets and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the US, and enforcement of such laws and regulations in China have not achieved the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

There is no assurance that the measures that we have put into place to protect our intellectual property rights will be sufficient. As the number of patents, trademarks, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe business entities in our industry may face more frequent infringement claims. Litigation to enforce our intellectual property rights could result in substantial costs and may not be successful. If we are not able to successfully defend our intellectual property rights, we might lose rights to technology that we need to conduct and develop our business. This may seriously harm our business, operating results and financial condition, and enable our competitors to use our intellectual property to compete against us.

Entry of new BOPP and anti-counterfeit film producers in China may increase the supply of, and decrease the prices of, BOPP and anti-counterfeit film in the industry, and hence lead to a decline in our profit margins.

We believe we are currently one of the few producers of BOPP and anti-counterfeit film in China with R&D capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and anti-counterfeit film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and anti-counterfeit producers will also lead to an increase in the industry supply of BOPP and anti-counterfeit film resulting in more competitive pricing. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

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

With respect to our BOPP tobacco film and other flexible packaging materials, we have a large amount of sales concentrated in a small number of customers.

Any decrease in the demand for our flexible packaging materials, particularly our BOPP tobacco film, will significantly affect our financial performance. Although demand for our BOPP tobacco film has gradually been increasing, any significant fall in the consumption of tobacco, in particular, whether as a result of health concerns or otherwise, could result in a decline in the sales of our products and adversely impact our financial condition, business and operation.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plants would disrupt production of our products and adversely affect our sales.

Our films are manufactured solely at our production facilities located in Haikou City and Zhuhai City in China. While we have not experienced any calamities in the past which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities, would severely affect our production capabilities. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for product development, or result in a loss of equipment and properties.  While we maintain insurance policies covering losses with respect to damage to our properties, machinery and inventories of raw materials and products, we cannot assure you that our insurance would be sufficient to cover all of our potential losses.

We have limited experience in operating outside mainland China, and failure to achieve our international marketing and sales strategy may have an adverse effect on our business growth in the future.

Our future growth depends, to a considerable extent, on our ability to develop both the domestic and overseas markets. We are currently exploring new business opportunities outside mainland China for our products. We have a limited number of customers outside China, mainly in the US and Europe. However, we have limited experience in operating outside mainland China, including dealing with foreign regulatory environments and market practices, and cannot guarantee that we will be able to penetrate any international market. In connection with our initial efforts to expand overseas, we have encountered many obstacles, including cultural and linguistic differences, difficulties in keeping abreast of market, business and technical developments in foreign jurisdictions, and political and social disturbances. Failure in the development of international markets may have an adverse effect on our business growth in the future.

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

We are subject to extensive federal, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities that could reduce our profitability.

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

In 2009 and 2010, we incurred expenses of approximately $10,000 and $15,000, respectively, to comply with environmental and safety laws.

Failure to adequately comply with hygiene and food safety standards set by the PRC may disrupt our operations.

In accordance with the laws and regulations of the PRC, we are required to comply with applicable hygiene and food safety standards, including the standards set forth in the Food Safety Law, and any rules and regulations promulgated by the central Chinese government or local provincial governments thereunder. Failure to comply with these laws, rules and regulations, could require us to temporarily or permanently suspend some or all of our production operations, which could disrupt our operations and adversely affect our revenues and profitability.

PRC food safety and hygiene laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

As a manufacturer of food-related products, we are subject to extensive governmental regulation. For example, we are subject to the Food Safety Law and the rules and regulations promulgated thereunder. We cannot assure stockholders that in the future the PRC food safety and hygiene laws will not become more onerous, providing for stricter and more comprehensive monitoring and regulation of food-related product manufacturers, which may lead to an increase in our costs of complying with such regulations resulting in a material adverse effect on its results of operations.

In 2009 and 2010, we incurred expenses of approximately $20,000 and $30,000, respectively, to comply with the FSL.

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

Increased consumption tax on cigarettes may materially impact our tobacco film sales

On May 1, 2009, the central Chinese government raised the consumption tax on cigarettes in an effort to curb smoking and increase state revenues. The consumption tax was raised by between 6% and 11% and is based on the sales price of the cigarettes – the higher the sales price the higher the percentage of consumption tax. This tax hike, together with a new 5% tax on cigarette wholesalers, which became effective on May 1, 2009, may negatively impact the cigarette manufacturing business in China and, depending on the severity of the impact thereon, may create a severe softening of our sales in the tobacco film market. Coupled with the decrease in our sales as a result of the economic crisis, the new tobacco-related taxes may have a material adverse effect on both our sales price and volume for the foreseeable future.

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

A substantial portion of our business is conducted in China. Doing business outside the US, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practices in time to avoid the possibility of reduced revenues.

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

Since a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. For example, Zhuhai presently has a 50% exemption from federal tax through December 31, 2012. As these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

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

As we import goods into and export goods out of China, fluctuation of the RMB may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar (“USD”) for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in RMB. The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activities, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or when paying vendors for services performed outside of China.

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

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for one to access those assets to enforce judgments rendered against us or our directors or executive officers by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The Communist regime in China, including a cumbersome bureaucracy, may hinder Western investment.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain required prior approval for the share exchange, reverse merger and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or “SPV,” for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or a SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

According to the M&A Regulations, a “Related Party Acquisition” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the M&A Regulations, any Related Party Acquisition must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

The PRC regulatory authorities may take the view that the acquisition by us from Sino Palace of all of the issued and outstanding capital stock of each of Shiner Industrial and Shiny-day, Hainan Hi-Tech and Zhuhai in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the shareholders of Sino Palace was a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of PRC subsidiaries. If the PRC regulatory authorities take the view that the acquisition of the PRC subsidiaries constituted a Related Party Acquisition without the approval of the national offices of MOFCOM, they could invalidate our acquisition and ownership of these entities. Additionally, the PRC regulatory authorities may take the view that the share exchange constitutes a transaction which requires the prior approval of the CSRC. If this takes place, we would attempt to find a way to re-establish control of the PRC subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of PRC subsidiaries. But we cannot assure you that any such contractual arrangements will be protected by PRC law or that the Company can receive as complete or effective economic benefit and overall control of the PRC subsidiaries’ business than if the Company had direct ownership of these subsidiaries. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of PRC subsidiaries, our business and financial performance will be materially adversely affected.

If the CSRC approval is not obtained, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from any financings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt the proposed public offering before settlement and delivery of the common stock offered thereby. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the aforementioned rules and regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforcing existing labor laws. The new labor law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Generally, this labor law increased our cost of labor.  In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth.  In 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In 2007, and most recently in October 2010, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Nevada corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any outbreak of the Swine Flu (H1N1), severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur. Our business is dependent upon our ability to continue to manufacture and distribute our products, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our manufacturing or distribution facilities or offices;

•	quarantines or closures of the manufacturing or distribution facilities or officers of our suppliers or customers;

•	the sickness or death of our key officers and employees; and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

We face risks related to natural disasters, terrorist attacks or other events in China that could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China.  The Hainan province in which we operate is prone to typhoons and flooding.  Earthquakes, tsunamis and other storms that may occur in China may impact our distribution capabilities and those of our suppliers.  Any future natural disasters, terrorist attacks or other events in China could cause severe disruptions to our operations, as well as those of our suppliers and customers, which could have a material adverse effect on our business and results of operations.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

Under the new Enterprise Tax Law, we may be classified as a “resident enterprise” of China for tax purpose, which may subject us and/or our subsidiaries to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.

The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, with all of the members of its management located in China. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we are required to pay income tax on our worldwide income at the 25% tax rate, the amount of dividends we could, if any, pay to our shareholders would be materially reduced.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.  As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

If we are not treated as a resident enterprise under the New EIT Law, then dividends that we receive from our Chinese subsidiaries may be subject to PRC withholding tax. The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the New EIT Law. Further, pursuant to the Double Tax Avoidance Arrangement between Hong Kong and Mainland China and the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the State Administration of Taxation, if the Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China incessantly within 12 months immediately prior to obtaining dividend from such company, the 10% withholding tax on the dividends the Hong Kong resident enterprise received from such company in China is reduced to 5%.

            However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Notice on the Comprehension and Recognition of Beneficial Owner in Tax Treaties issued on October 27, 2009 by the State Administration of Taxation, funnel companies, which are established for the purpose of evading or reducing tax, transferring or accumulating profits, shall not be recognized as beneficial owner, and thus, are not entitled to the abovementioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. If we are required under the New EIT Law to pay income tax for any dividends we receive from our PRC subsidiaries, or if our PRC subsidiaries are determined by PRC government authority as receiving benefits from reduced income tax rate due to a structure or arrangement that is primarily tax-driven, it would materially and adversely affect the amount of dividends, if any, we may pay to our shareholders.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to shareholders by the Company are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law, PRC enterprise income tax at the rate of 20% is applicable to dividends payable by us to our investors that are non-resident enterprises which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the New EIT Law.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and the Company is considered as a resident enterprise which is domiciled in China for tax purpose.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company.  Given these Measures, there is a possibility that the Company may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Furthermore, non-resident individual investors may be required to pay PRC individual income tax at a rate of 20% on interests or dividends payable to the investors or any capital gains realized from the transfer of shares if such gains are deemed income derived from sources within the PRC. Under the PRC Individual Income Tax Law, or IIT Law, non-resident individual refers to an individual who has no domicile in China and does not stay in the territory of China or who has no domicile in China and has stayed in the territory of China for less than one year. Pursuant to the IIT Law and its implementation rules, for purposes of the PRC capital gains tax, the taxable income will be the balance of the total income obtained from the transfer of the shares minus all the costs and expenses that are permitted under PRC tax laws to be deducted from the income. If we are considered a ‘‘resident enterprise’’ and relevant competent PRC tax authorities consider dividends we could pay with respect to our shares and the gains realized from the transfer of our shares to be income derived from sources within the PRC, such gains earned by non-resident individuals may be subject to PRC withholding tax at a rate of 20%. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors that are non-resident individuals or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations.

We face uncertainty from China’s “Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer” that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular (“Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or cannot perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at place of the resident enterprise whose equity has been transferred, within seven days since the date of equity transfer provided under the contracts.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the six month period from August 15, 2007 through February 11, 2008, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.74 per share and $2.00 per share, respectively. Prior to that date, our common stock was traded sporadically on the "pink sheets." Since our commencement of trading on the Nasdaq Capital Market on February 12, 2008 through March 22, 2011, the high and low sales prices of our common stock were $8.74 and $0.47. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are currently approximately 47,121,845 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to compensate our employees and/or directors. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of investors in this offering; and

•	may adversely affect prevailing market prices for our common stock.

Our directors and senior management own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

The Chairman of our board of directors owns approximately 41.95% of our outstanding common stock and, together with our other directors and senior management, they own approximately 42.35% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into USD.

Our inability to receive dividends or other payments from our Chinese operating subsidiaries could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. The funds of our Chinese operating subsidiaries may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiaries, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

Item 1B.  Unresolved Staff Comments.

The Company has outstanding unresolved comments from the SEC from a letter it received during the first quarter of 2011 relating to its Registration Statement on Form S-1 filed with the SEC on February 25, 2011. The Company is currently in the process of preparing its response to the unresolved comments.

Item 2.  Properties.

Our production facilities in the PRC for packaging film are located at (i) Taipingpo, Yongxing Town, Xiuying District, Haikou, Hainan Province, (ii) Shiziling Feidi Industrial Park, Haikou, Hainan Province and (iii) Pingshasan Road, Pingsha Town, Jinwan District, Zhuhai, Guangdong Province.  Additionally, we have a sales office located in Room 307, 3rd Floor, Unit 3, Lane 1800, Xinsongjiang Road, Songjiang District, Shanghai.

Hainan Factories

We have been granted the right to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. With respect to two of these plots, our rights run through January 2059 and, with respect to the third plot, our rights run through October 2060.  Our original Hainan Factory currently has one BOPP tobacco film production line with total capacity of 3,500 metric tons per year, three anti-counterfeit film lines with an annual capacity of 1,000 metric tons, three coated film lines with an annual capacity of 6,000 metric tons and two 8-color printing lines. Our original Hainan Factory consists of four buildings dedicated to film production and administrative offices.  We made one-time payment of RMB2,667,879 (approximately $322,013) for the right to use the land.

In 2009, we purchased a plot of land and entered into a 10-year lease for an adjacent, then-undeveloped, plot from Hainan Xiandai Keji Group, in the Hainan Shiziling Feidi Industrial Park and began construction of a new manufacturing facility there. We completed phase 1 of construction on our new manufacturing facility in Hainan in May 2010 and have successfully begun operations. The new facility in Hainan is a well-designed industrial park, with a total factory space of approximately 500,000 square feet. The new plant allows us to consolidate operations and processes from three separate locations into this central location; which will provide immediate operational efficiencies, improved quality control and cost savings. We believe this new facility provides us with the opportunity to better serve international customers and puts Shiner in a better competitive position to win new business.  Through 2012 we have no rental obligations for this property.

We plan to build a new tobacco film production line to be completed in the second quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery from Germany and England. We expect this additional production line to increase our annual BOPP tobacco film capacity by an additional 10,000 metric tons.  We expect to begin production of BOPP tobacco film at our Hainan Factory by the middle of 2011.

Zhuhai Factory

We completed the construction of our Zhuhai Factory in 2006 to meet the growing demand for BOPP films. The Zhuhai Factory is equipped with one BOPP film production line with an annual capacity of 7,000 metric tons, two coated film lines with an annual capacity of 9,000 metric tons, one anti-counterfeit film line with an annual capacity of 1,500 metric tons and one 10-color printing line.  We lease the Zhuhai Factory for approximately $387,000 per year and our lease runs though 2016.

Sales Office

On September 20, 2010, our joint venture, Shanghai Juneng, opened a new sales office in Shanghai.  Through this office we are pursuing sales opportunities among the domestic food safety packaging markets and targeting China’s leading food producers.  Shanghai Juneng leases this office for approximately $10,000 per year under a lease that runs until 2015.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2010.

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

	For the Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	1.65	1.13	$1.39	$0.47
Second Quarter	1.39	0.89	1.0601	0.5861
Third Quarter	1.10	0.85	2.25	0.85
Fourth Quarter	1.52	1.02	1.98	1.20

On March 22, 2011, the closing price of our common stock as reported on Nasdaq was $1.19.

Holders

As of March 22, 2011, there were 27,941,491 shares of our common stock outstanding held by approximately 72 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

Except for dividends paid to those persons who held shares of our common stock prior to the consummation of the share exchange transaction discussed on page 12 of this Annual Report on Form 10-K, we have not paid any cash dividends on our common stock and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	60,000	$1.25	0
Equity compensation plans not approved by security holders	0	$0.00	0
Total	60,000	$1.25	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 28, 2010, we sold an aggregate of 2,608,336 shares of our common stock and warrants to purchase up to an additional 521,664 shares for aggregate gross proceeds of approximately $3.13 million to a number of accredited investors (the “Investors”) in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated by the SEC thereunder. The warrants are immediately exercisable, expire on the twenty seven month anniversary of their issuance and entitle their holders to purchase up to 521,664 shares of Common Stock (the “Warrant Shares”) at an initial exercise price of $1.70 per share.  As a result of the issuance of the shares and, assuming exercise of the warrants and issuance of the Warrant Shares, Investors received or are entitled to receive an aggregate of 3,130,000 shares of Common Stock.  The proceeds of the private placement are expected to be used to effectuate strategic acquisitions, as well as for general corporate and working capital purposes.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note

In prior years, we recognized two business segments (packaging film and color printing) and four product lines (BOPP tobacco film, coated film, anti-counterfeit film and color printing) for reporting and disclosure purposes:  Management has determined that this no longer accurately reflects our business and our future growth and, as a result, we have reclassified our business segments and product line discussion to more closely align our financial reporting with our business structure.  As a result of this reclassification, we now recognize two business segments and product line classifications (in both instances these are flexible packaging material and advanced film). The reclassification reflects primarily revenue and expenses among business segments. None of the changes impacts our previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Our flexible packaging material segment includes the following product categories - BOPP tobacco films, coated films and color printing products, while our advanced film segment currently includes out high-tech anti-counterfeiting film.  We anticipate that the advanced film segment will grow to encompass other products that are created for specialty niche purposes and are developed using our proprietary material science technologies and intellectual property.

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in China through our operating subsidiaries. Our primary business consists of the R&D, manufacture and distribution of technology driven advanced packaging film products.  Our products include coated film, tobacco film, color printed packaging materials and high-tech anti-counterfeit laser holographic film. All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Shiner Industrial and Zhuhai.  In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Hainan Hi-Tech in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment.  On September 20, 2010, Shiner commenced operations of a joint venture, Shanghai Juneng with Shanghai Shifu.  We own 70% of the joint venture, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to our Chief Executive Officer.  Shanghai Juneng focuses on pursuing sales opportunities for us among the domestic food safety packaging market and target China’s leading food producers.

We are a principal manufacturer of flexible packaging material and advanced film, selling to customers throughout China, Asia, Australasia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

We hold 16 patents and have 10 patent applications pending that relate to certain of our products and manufacturing processes. Although our patents and processes provide us with a competitive advantage, the loss of any single patent would not have a material adverse effect on our business as a whole.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	For the Year Ended December 31,		$	%
	2010	2009	Change	Change
Revenues	$58,165,410	$34,516,827	$23,648,583	68.5%
Cost of goods sold	48,361,075	29,925,504	18,435,571	61.6%
Gross profit	9,804,335	4,591,323	5,213,012	113.5%
Selling, general and administratrive expenses	5,176,194	4,784,457	391,737	8.2%
Interest expense, net of interest income	217,849	133,163	84,686	63.6%
Other income, net	649,800	287,673	362,127	125.9%
Exchange gain (loss)	(93,170)	51,304	(144,474)	**
Income tax expense (benefit)	818,769	112,481	706,288	**
Net income (loss)	$4,148,153	$(99,801)	$4,247,954	**
** not meaningful

Revenues

Revenues for the year ended December 31, 2010 increased 68.5%, or $23.6 million, to $58.2 million compared to $34.5 million in 2009. Revenue from flexible packaging materials increased by 64.7%, from $26.7 million in 2009 to $44.0 million in 2010. Advanced film sales increased 81.6% to $14.2 million, up from $7.8 million in 2009. The revenue from goods sold was $58.2 million for the year ended December 31, 2010 and $34.5 million in 2009. This increase was mainly a result of increased sales across all of our product lines.

The increase in revenue was primarily caused by two factors: an increase in domestic product volume and an improvement in our sales prices.  Approximately 81.0%, or $47.2 million, of our total sales in 2010 were made domestically to Chinese companies.  In 2009, approximately 70%, or $24.1 million, of our total sales were made domestically  Our largest customer is a manufacturer of snack cakes and our next three largest customers are tobacco manufacturers who use our BOPP tobacco film.

International sales of our products for the year ended December 31, 2010 were $11.0 million, or 19%, of our total revenues in 2010 and represented a $0.6 million or 5.6% increase from the $10.4 million in international sales in 2009. The decrease was not significant. All international sales are indirect using a network of distributors and converters.

Our five largest customers accounted for 16%, 10%, 8%, 7% and 4% of our revenue for the year ended December 31, 2010 and 9%, 9%, 7%, 7% and 6% of our revenue for the year ended December 31, 2009.

Cost of Goods Sold

Cost of goods sold increased $18.4 million, or 61.6%, from $29.9 million for the year ended December 31, 2009 to $48.3 million in 2010. The cost of goods sold represented 83.1% and 86.7% of our total revenue in 2010 and 2009, respectively.  The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner proactively switched to non-benzene based ink products in a corporate effort to be green. This change also positively contributed to our compliance with the FSL, as our food packaging operations are conducted in the same facility.  We had a favorable response from all of our then customers.

The percentage decrease in our cost of goods sold in 2010 was positively influenced by the following events:

•	An improving global economy following the economic crisis, which positively impacted the various industries we serve;

•	Improved production efficiency as we strengthened our R&D capabilities;

•	Changes in our product mix - we optimized our product portfolio and increased our focus on products with high gross profit and sales volume; and

•	lower overhead rates from higher capacity utilization.

Gross Profit

Our gross profit for the year ended December 31, 2010 was $9.8 million, a gross margin of 16.9%, an increase of 3.6% from the gross margin of 13.3% for 2009. The increase in gross margin was a consequence of a decrease in overhead unit rates as a result of increased production volume.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 8.2%, or $0.4 million, to $5.2 million for the year ended December 31, 2010 compared to $4.8 million in 2009. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses.  Although we have strict standards to control our general and administrative expenses, we have increased our R&D expenditures in the last year.  Research and development expenses increased $1.1 million or 310.0%, to $1.4 million for year ended December 31 2010, from $0.35 million in 2009.

Interest Expense, net

Interest expense, net for the year ended December 31, 2010 increased by 63.6%, or $84,686, to $217,849 compared to $133,163 in 2009. We have obtained additional short-term loans in 2010 compared with 2009, so our interest expense increased.

Other Income

Other income increased by $362,127 or 125.9% to $649,800 for the year ended December 31, 2010 compared to $287,673 in 2009.  The increase is related to the $73,345 quarterly payment we began receiving during 2010 from our former landlord for vacating the leased space at the landlord’s request.  We have received approximately $293,000 in 2010.

Income Tax Expense

For the year ended December 31, 2010, we recorded a tax provision of $818,769 compared to $112,481 in 2009.  Our effective tax rates for the years ended December 31, 2010 and 2009 were 16% and 887%, respectively.  During 2009, one of our subsidiaries made a profit and had a tax expense of 15% of net income before taxes.  The other subsidiaries had losses which resulted in an overall loss before taxes.  Another subsidiary had a tax benefit.  As losses from one subsidiary cannot be used to offset gains from another subsidiary, we had an overall tax expense for the year ended December 31, 2009 even though as a company, we had a very small income before income taxes.

Net Income

The increase in our net income for the year ended December 31, 2010 compared to a net loss in 2009 was the result of increased sales, and increased margins on those sales resulting from declining raw material prices, the application of lower overhead rates due to the increase in capacity utilization and a higher realized sales price.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At December 31, 2010, we had $8.6 million in cash and cash equivalents on hand. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. As of December 31, 2010, we had six short-term loans outstanding for a total of $6.8 million, with interest rates of 5.6% to 5.8%.  These loans mature on various dates from May 2011 through December 2011 and are collateralized by buildings and equipment.  As of December 31, 2010, we had working capital of $12.8 million, an increase of $1.5 million from December 31, 2009. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

Net cash flows provided by operating activities for the year ended December 31, 2010 was $6.0 million, which was comprised primarily of net income of $4.1 million, depreciation expense of $1.6 million, and an increase in accounts payable of $2.5 million, offset by increases in accounts receivable of $3.3 million.

We used $6.8 million from our investing activities during the year ended December 31, 2010 for the acquisition of property and equipment including construction in progress.

Net cash provided by financing activities was $6.3 million from the issuance of short-term loans and the proceeds from the sale of common stock.

Assets

As of December 31, 2010, our accounts receivable increased by $3.6 million compared with the balance as of December 31, 2009. The increase in accounts receivable during the year ended December 31, 2010 was due primarily to increased sales.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our accounts payable increased by $2.6 million during the year ended December 31, 2010.  The increase in accounts payable during the year ended December 31, 2010 was due primarily to increased sales. As the market demand increased, we purchased more raw materials for production.

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

On August 2, 2010, Shiner Industrial entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of seven-year 70 million RMB, or approximately $10.3 million, secured revolving credit facility.  Shiner Industrial may not draw down under this facility after December 31, 2011.  At December 31, 2010, no draw downs from this credit facility had been made.  Shiner Industrial may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility is the above 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the this benchmark.  Additional interest will be paid on an overdue loan under this credit facility of 50% of the current interest rate on the loan. Shiner Industrial and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

The credit facility includes financial covenants that prohibit Shiner Industrial from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender.

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

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of December 31, 2010.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of December 31, 2010.  All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2010, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Item 8.  Financial Statements and Supplementary Data.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
for the years ended December 31, 2010 and 2009	F-3

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP
Encino, California
March 28, 2011

Shiner International, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$8,622,035	$3,059,796
Restricted cash	-	733,455
Accounts receivable, net of allowance for doubtful
accounts of $262,502 and $252,008	10,005,572	6,405,741
Advances to suppliers	3,462,074	3,192,211
Notes receivable	26,056	88,311
Inventory, net	7,355,601	8,320,624
Prepaid expenses & other current assets	610,066	299,694

Total current assets	30,081,404	22,099,832

Property and equipment, net	19,399,717	12,163,693
Construction in progress	4,017,721	6,582,805
Advance for the purchase of equipment	1,356,989	-
Intangible assets, net	1,061,855	349,491

TOTAL ASSETS	$55,917,686	$41,195,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,350,064	$2,667,835
Other payables	4,655,300	4,487,587
Unearned revenue	295,609	234,543
Accrued payroll	141,884	138,826
Short term loans	6,826,500	3,227,400

Total current liabilities	17,269,357	10,756,191

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized,
27,603,336 shares issued and 27,541,491 shares outstanding at December 31, 2010 and
24,650,000 shares issued and 24,588,155 shares outstanding at December 31, 2009	27,603	24,650
Additional paid-in capital	14,321,484	11,389,756
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	4,060,637	2,980,077
Statutory reserve	2,905,861	2,872,856
Retained earnings	17,353,554	13,230,327
Total Shiner stockholders' equity	38,611,103	30,439,630
Noncontrolling interest	37,226	-
Total equity	38,648,329	30,439,630

TOTAL LIABILITIES AND EQUITY	$55,917,686	$41,195,821

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2010 and 2009

	2010	2009

Net Revenue	$58,165,410	$34,516,827

Cost of good sold	48,361,075	29,925,504

Gross profit	9,804,335	4,591,323

Operating expenses
Selling	1,858,874	1,822,239
General and administrative	3,317,320	2,962,218
Total operating expenses	5,176,194	4,784,457

Income (loss) from operations	4,628,141	(193,134)

Non-operating income (expense):
Other income, net	649,800	287,673
Interest income	11,838	31,972
Interest expense	(229,687)	(165,135)
Exchange gain (loss)	(93,170)	51,304
Total non-operating income (expense)	338,781	205,814

Income (loss) before income tax	4,966,922	12,680

Income tax expense	818,769	112,481

Net income (loss)	4,148,153	(99,801)

Less: Net loss attributed to noncontrolling interest	(8,079)	-

Net income (loss) attributed to Shiner	$4,156,232	$(99,801)

Comprehensive income (loss)
Net income (loss)	$4,148,153	$(99,801)
Foreign currency translation gain	1,081,195	2,230

Comprehensive income (loss)	$5,229,348	$(97,571)

Weighted average shares outstanding :
Basic	24,647,196	24,622,204
Diluted	24,647,196	24,622,204

Earnings (loss) per share attributed to Shiner common stockholders
Basic	$0.17	$(0.00)
Diluted	$0.17	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2010 and 2009

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2008	24,650,000	$24,650	$11,214,071	$-	$2,977,847	$2,854,686	$13,348,298	$30,419,552	$-	$30,419,552

Stock compensation expense for options issued to directors	-	-	175,685	-	-	-	-	175,685	-	175,685

Purchase of 61,845 treasury shares	-	-	-	(58,036)	-	-	-	(58,036)	-	(58,036)

Foreign currency translation gain	-	-	-	-	2,230	-	-	2,230	-	2,230

Net loss	-	-	-	-	-	-	(99,801)	(99,801)		(99,801)

Transfer to statutory reserve	-	-	-	-	-	18,170	(18,170)	-	-	-

Balance, December 31, 2009	24,650,000	24,650	11,389,756	(58,036)	2,980,077	2,872,856	13,230,327	30,439,630	-	30,439,630

Stock compensation expense for options issued to directors	-	-	2,781	-	-	-	-	2,781	-	2,781

Contribution by non-controlling interest									44,670	44,670

Foreign currency translation gain	-	-	-	-	1,080,560	-	-	1,080,560	635	1,081,195

Shares issued for cash	2,608,336	2,608	3,127,392					3,130,000		3,130,000

Payment of offering costs			(262,000)					(262,000)		(262,000)

Shares issued as payment of offering costs	300,000	300	(300)					-		-

Shares issued for services	45,000	45	63,855					63,900		63,900
								-
Net income	-	-	-	-	-	-	4,156,232	4,156,232	(8,079)	4,148,153

Transfer to statutory reserve	-	-	-	-	-	33,005	(33,005)	-	-	-

Balance, December 31, 2010	27,603,336	$27,603	$14,321,484	$(58,036)	$4,060,637	$2,905,861	$17,353,554	$38,611,103	$37,226	$38,648,329

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,148,153	$(99,801)
Adjustments to reconcile net income (loss)
interest to net cash provided by operating activities:
Depreciation	1,627,111	1,647,639
Amortization	7,023	6,952
Stock compensation expense for options issued to directors	2,781	175,685
Common stock issued for services	63,900	-
Loss on disposal of assets	-	183,644
Change in working capital components:
Accounts receivable	(3,297,689)	1,217,801
Inventory	1,217,669	(1,240,474)
Advances to suppliers	(157,071)	485,381
Other assets	(263,995)	953,758
Accounts payable	2,492,941	(1,130,262)
Unearned revenue	51,757	72,981
Other payables	105,947	4,339,873
Accrued payroll	(1,633)	98,786

Net cash provided by operating activities	5,996,894	6,711,963

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	-	(44,780)
Payment of notes payable	63,647	-
Payments for property and equipment	(6,882,529)	(1,525,917)
Payments for construction in progress	-	(5,069,602)
Payments for intangible assets	(690,114)	-
(Increase)/decrease in restricted cash	739,654	(49,212)

Net cash used in investing activities	(6,769,342)	(6,689,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	-	(3,883,795)
Proceeds from short-term loans	3,402,620	3,227,400
Proceeds from the issuance of common stock	3,130,000	-
Payment of offering costs	(262,000)	-
Purchase of treasury stock	-	(58,036)
Dividend paid	-	(63,228)
Contribution from non-controlling interest	44,670	-

Net cash provided by (used in) financing activities	6,315,290	(777,659)

Effect of exchange rate changes on cash and cash equivalents	19,397	(1,451)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,562,239	(756,658)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,059,796	3,816,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,622,035	$3,059,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$161,948	$165,136
Income taxes paid	$449,165	$90,913

The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Shiner International, Inc. (hereinafter referred to as the “Company” or “Shiner”) was incorporated in the State of Nevada on November 12, 2003.  The Company’s subsidiaries are Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”).  Shiner International’s and Shiny-Day’s subsidiaries are Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”), respectively.  Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”  In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Modern in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment.

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
For the Years Ended December 31, 2010 and 2009

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.   The accounts of the Chinese subsidiaries are were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
For the Years Ended December 31, 2010 and 2009

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expenses as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the value of the Company’s property and equipment:

	December 31,	December 31,
	2010	2009

Operating equipment	$13,028,014	$12,267,407
Vehicles	162,799	72,516
Office equipment	189,301	173,771
Buildings	9,597,807	1,240,931
Building and equipment improvements	667,050	1,021,547
	23,644,971	14,776,172

Less accumulated depreciation	(4,245,254)	(2,612,479)
	$19,399,717	$12,163,693

Depreciation expense was $1,627,111 and $1,647,639 for the years ended December 31, 2010 and 2009, respectively.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Construction-in-Progress and Government Grants

Construction-in-progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan. The first phase of the project was completed by December 31, 2010.  Once the project is completed, the project will be transferred from “Construction-in-progress” to “Property and equipment, net.”  The total cost of the new Hainan manufacturing workshop is expected to be approximately $12 million.  In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”).  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  At December 31, 2010 and 2009, the $4.3 million government grant was recorded as “Other payables” on the accompanying consolidated financial statements.  If the government determines that the funds have been used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.  During the fourth quarter of 2010, the Company changed its accounting policy to amortize the grant over the life of the assets instead of reducing asset value after the completion of the project.  This has no affect on net income or earning per share.  If the funds have not been used in accordance with the government grant, the Company is required to pay back the grant.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and 2009, there was no significant impairment of its long-lived assets.

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
For the Years Ended December 31, 2010 and 2009

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 480). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the years ended December 31, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

Included in other income for the year ended December 31, 2010 was $293,875, arising from a payment from the Company’s former landlord for vacating leased space at the request of the landlord.  The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2010 and 2009, were not significant.

Research and Development

The Company expenses its R&D costs as incurred. Research and development costs for the year ended December 31, 2010 and 2009 were $1,430,345 and $347,610, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 30,000 options outstanding as of December 31, 2010.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of December 31, 2010. There were 250,000 options and 970,050 warrants outstanding as of December 31, 2009.  For the years ended December 31, 2010 and 2009, the Company’s average stock price was not greater than any of the exercise prices.

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
For the Years Ended December 31, 2010 and 2009

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $4,060,637 and $2,980,077 at December 31, 2010 and 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011.

Note 3 - Inventory

Inventory at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Raw Material	$3,099,222	$3,963,837
Work in process	842,793	1,117,172
Finished goods	3,547,916	3,433,445
	7,489,931	8,514,454
Less: Obsolescence Reserve	(134,330)	(193,830)
	$7,355,601	$8,320,624

Note 4 - Intangible Assets

Intangible assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Right to use land	$1,112,371	$391,378
Less: Accumulated amortization	(50,516)	(41,887)
Intantible assets, net	$1,061,855	$349,491

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 5 - Short-term loans

Short-term loans at December 31, 2010 and 2009 consist of the following:

	2010	2009
The term of the loan is from June 30, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	$-	$1,467,000
The term of the loan is from July 14, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	-	733,500
The term of the loan is from November 03, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	-	440,100
The term of the loan is from September 16, 2009 to June 08, 2010, with an interest rate of 5.31% at December 31, 2009. The loan is collateralized by buildings and equipment	-	586,800
The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	1,972,100	-
The term of the loan is from November 12, 2010 to November 11, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	455,100	-
The term of the loan is from September 20, 2010 to September 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	606,800	-
The term of the loan is from July 21, 2010 to July 20, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	758,500	-
The term of the loan is from June 25,2010 to June 24, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	1,517,000	-
The term of the loan is from May 07, 2010 to May 6, 2011, with an interest rate of 5.841% at December 31, 2010. The loan is collateralized by buildings and equipment	1,517,000	-
	$6,826,500	$3,227,400

Note 6 – Stockholders’ Equity

Common Stock

On December 28, 2010, the Company entered into Securities Purchase Agreements with a number of accredited investors in connection with a private placement transaction providing for, among other things, the issuance of up to 3,333,333 units (the “Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase twenty percent (20%) of one share of the Company’s common stock at $1.70 per share, at a purchase price of $1.20 per Unit. The Company issued 2,608,336 Units and received gross proceeds in the amount of $3,130,000.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Treasury Stock

During the year ended December 31, 2009, the Company purchased 61,845 shares of its common stock on the open market (treasury shares) for $58,036.  The Company accounted for the purchase of these treasury shares using the cost method.

Note 7 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2010 and 2009:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2008	90,000	$7.00
Granted	190,000	1.38
Canceled	(30,000)	7.00
Exercised	-	-
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Canceled	(190,000)	3.20
Exercised	-	-
Outstanding at December 31, 2010	60,000	$1.25	$ 6,600
Exercisable at December 31, 2010	50,000	$1.25	$ 5,500

The number and weighted average exercise prices of all options outstanding as of December 31, 2010, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	December 31, 2010	Price	(Years)

$1.25	60,000	$1.25	2.43
60,000

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The number and weighted average exercise prices of all options exercisable as of December 31, 2010, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	December 31, 2010	Price	(Years)

$1.25	50,000	$1.25	2.43
50,000

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Expected life (years)	-	2.5
Risk-free interest rate	-	3 to 5 years
Expected volatility	-	103%
Expected dividend yield	-	0%

The compensation expense related to the unvested options as of December 31, 2010, was $2,781, which will be recognized through December 31, 2011.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2008	970,500	$6.00
Granted
Canceled
Exercised
Outstanding at December 31, 2009	970,050	6.00
Granted	521,664	1.70
Canceled	(970,050)	6.00
Exercised	-	-
Outstanding at December 31, 2010	521,664	$1.70	2.24
Exercisable at December 31, 2010	521,664	$1.70	2.24

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 8 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiner Industrial - enjoys a tax rate of 15% from January 1, 2009 to December 31, 2011 since it is recognized as a high-tech enterprise.

•	Zhuhai -exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

Shiner Industrial acquired all of the assets of Shiny-day and Modern in 2009, partially in response to the expiration of the tax holiday previously enjoyed by them.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiner Industrial
2007	15%	7.5%
2008	18%	9%
2009	20%	15%
2010	22%	15%
2011	24%	15%
2012	25%	25%

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	-9%	-9%
US and Chinese NOL for which no benefit is realized	-	872%
Effect of tax holiday	-9%	-10%
Effective rate	16%	887%

The effect of the change of tax status was accounted for in accordance with ASC Topic 740-10-25, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for the year ended December 31, 2010 net income would have been decreased by approximately, $447,000 and been unaffected for the year ended December 31, 2009. The net effect on earnings per share had income tax been applied would have been $0.02 for the year ended December 31, 2010 and would have had no effect on earnings per share for the year ended December 31, 2009.

Foreign pretax earnings approximated $5,227,000 and $127,000 for the years ended December 31, 2010 and 2009 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States. At December 31, 2010, approximately $19,267,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,041,000 would have to be provided if such earnings were remitted currently.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 9 - Employee Welfare Plans

The expense for the employee common welfare was $130,060 and $77,053 for the years ended December 31, 2010 and 2009, respectively.  The Company did not record a welfare payable during the years ended December 31, 2010 and 2009.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $33,005 and $18,170 as reserve for the statutory surplus reserve and statutory common welfare fund for the years ended December 31, 2010 and 2009, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

Two customers accounted for 16% and 10% of the Company’s sales for the year ended December 31, 2010.  There were no customers which accounted for more than 10% of the Company’s sales for the year ended December 31, 2009.

One vendor provided 34% of the Company’s raw materials for the year ended December 31, 2010. One vendor provided 11% of the Company’s raw materials for the year ended December 31, 2009.

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

Note 12 - Contingent Liabilities

At December 31, 2010, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,058,233.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 13 – Segment Information

The Company’s business segments are flexible packaging and advanced file.  The Company made certain reclassifications to its business segment information for the year ended December 31, 2010 in order to more closely align its financial reporting with its business structure. Prior year amounts have been restated to conform to the current year presentation. The packaging film and color printing segments have been reclassified as flexible packaging and advanced film. Flexible packaging includes the following product categories: BOPP tobacco films, coated films and color printing products, while the advanced film segment includes only anti-counterfeiting films.

The following tables summarize the Company’s segment information for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Revenues from unrelated entities
Flexible packaging	$44,012,541	$26,724,384
Advanced film	14,152,869	7,792,443
	$58,165,410	$34,516,827

Intersegment revenues
Flexible packaging	$18,676,689	$24,254,899
Advanced film	-	-
	$18,676,689	$24,254,899

Total Revenues
Flexible packaging	$62,689,230	$50,979,283
Advanced film	14,152,869	7,792,443
Less Intersegment revenues	(18,676,689)	(24,254,899)
	$58,165,410	$34,516,827

Income (loss) from operations
Flexible packaging	$2,672,927	$(719,203)
Advanced film	2,216,200	782,412
Holding Company	(260,986)	(256,343)
	$4,628,141	$(193,134)

Interest income
Flexible packaging	$5,740	$-
Advanced film	4,760	31,409
Holding Company	1,338	563
	$11,838	$31,972

Interest Expense
Flexible packaging	$178,536	$131,002
Advanced film	51,151	34,133
Holding Company	-	-
	$229,687	$165,135

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Years Ended December 31,
2010	2009

Income tax expense (benefit)
Flexible packaging	$447,628	$-
Advanced film	371,141	112,481
Holding Company	-	-
	$818,769	$112,481

Net Income (loss)
Flexible packaging	$2,483,779	$(602,519)
Advanced film	1,924,417	758,967
Holding Company	(260,043)	(256,249)
	$4,148,153	$(99,801)

Provision for depreciation
Flexible packaging	$1,308,955	$1,360,616
Advanced film	318,156	287,023
Holding Company	-	-
	$1,627,111	$1,647,639

	As of	As of
	December 31,	December 31,
	2009	2009
Total Assets
Flexible packaging	$44,206,101	$33,860,094
Advanced film	10,141,213	7,154,510
Holding Company	1,570,372	181,217
	$55,917,686	$41,195,821

Note 14 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2010 and 2009 is as follows:

Geographical Areas	2010	2009

Chinese Mainland	$47,186,882	$24,133,963
Asia (outside Mainland China)	4,447,030	4,758,917
Africa	291,854	309,713
Middle East	1,698,365	2,503,452
Australia	2,408,284	1,009,251
North America	1,719,238	926,948
South America	50,792	831,340
Europe	362,965	43,243
	$58,165,410	$34,516,827

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

Shiner International, Inc.

By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Power of Attorney

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Qingtao Xing and Michael J. Antonoplos his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of Shiner International, Inc. on Form 10-K for the year ended December 31, 2010 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	March 31, 2011
Qingtao Xing

/s/ XueZhu Xu	Acting Chief Financial Officer	March 31, 2011
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	March 31, 2011
Yuet Ying

/s/ Michael J. Antonoplos	Director	March 31, 2011
Michael J. Antonoplos

/s/ Brian G. Cunat	Director	March 31, 2011
Brian G. Cunat

/s/ Jian Fu	Director	March 31, 2011
Jian Fu

/s/ Zhenhuan Yuan	Director	March 31, 2011
Zhenhuan Yuan

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

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

10.8
Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing (incorporated by reference to Exhibit 10.8 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 25, 2010).

10.9
Articles of Association of Shanghai Juneng Functional Film Company, Ltd., a joint venture between Shiner and Shanghai Shifu Film Material, Co., Ltd. (incorporated by reference to Exhibit 10.1 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on September 21, 2010).

10.10
Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner's Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on November 15, 2010)..

10.11
Securities Purchase Agreement for Non-US Persons, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.11 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.12
Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14
Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.15
Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on January 14, 2011).

21.1	List of Subsidiaries.

23.1	Consent of Goldman Kurland & Mohidin, LLP.

24	Powers of Attorney (included in signature page).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.