Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-05-03
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) for Shiner International, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference of Shiner's 2011 Annual Meeting Proxy Statement into Part III of the Original Filing has been deleted, and Items 10 through 14 and 15(a)(3) of the Original Filing have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the SEC, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

On September 20, 2010, we commenced operations of Shanghai Juneng Functional Film Company, Ltd., a majority-owned subsidiary organized under the laws of China (“Shanghai Juneng”). We own 70% of Shanghai Juneng and Shanghai Shifu Film Material, Co., Ltd. (‘Shanghai Shifu”) owns the remaining 30%. The general manager of Shanghai Juneng reports directly to our Chief Executive Officer.  Shanghai Juneng is focused on pursuing sales opportunities among the domestic food safety packaging markets and targets China’s leading food producers.

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

On July 23, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization with Sino Palace Holdings Limited., a corporation formed under the laws of the British Virgin Islands (“Sino Palace”). Pursuant to the share exchange agreement, we acquired from Sino Palace all of the issued and outstanding capital stock of each of Shiner Industrial and Shiny-day, Hainan Hi-Tech and Zhuhai in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the stockholders of Sino Palace. Shiner Industrial, Shiny-day, Hainan Hi-Tech and Zhuhai are each incorporated in the PRC.  After giving effect to the completion of the reverse acquisition, we directly owned the equity interests in Shiner Industrial, Shiny-day, Hainan Hi-Tech and Zhuhai, and continued conducting our operations through these entities as our operating subsidiaries.  The Cartan mineral claim expired on December 15, 2007.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries – Shiner Industrial, Shiny-day and Hainan Hi-Tech – into Shiner International.  Shiny-day and Hainan Hi-Tech are currently inactive subsidiaries of the Company.

On September 20, 2010, we commenced operations of our majority-owned subsidiary, Shanghai Juneng. We own 70% of Shanghai Juneng and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to our Chief Executive Officer.  Shanghai Juneng is focused on pursuing sales opportunities among the domestic food safety packaging markets and targets China’s leading food producers.

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

The PRC regulatory authorities may take the view that the acquisition by us from Sino Palace of all of the issued and outstanding capital stock of each of Shiner Industrial and Shiny-day, Hainan Hi-Tech and Zhuhai in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the stockholders of Sino Palace was a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of PRC subsidiaries. If the PRC regulatory authorities take the view that the acquisition of the PRC subsidiaries constituted a Related Party Acquisition without the approval of the national offices of MOFCOM, they could invalidate our acquisition and ownership of these entities. Additionally, the PRC regulatory authorities may take the view that the share exchange constitutes a transaction which requires the prior approval of the CSRC. If this takes place, we would attempt to find a way to re-establish control of the PRC subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of PRC subsidiaries. But we cannot assure you that any such contractual arrangements will be protected by PRC law or that the Company can receive as complete or effective economic benefit and overall control of the PRC subsidiaries’ business than if the Company had direct ownership of these subsidiaries. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of PRC subsidiaries, our business and financial performance will be materially adversely affected.

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

We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we are required to pay income tax on our worldwide income at the 25% tax rate, the amount of dividends we could, if any, pay to our stockholders would be materially reduced.

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

However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Notice on the Comprehension and Recognition of Beneficial Owner in Tax Treaties issued on October 27, 2009 by the State Administration of Taxation, funnel companies, which are established for the purpose of evading or reducing tax, transferring or accumulating profits, shall not be recognized as beneficial owner, and thus, are not entitled to the abovementioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. If we are required under the New EIT Law to pay income tax for any dividends we receive from our PRC subsidiaries, or if our PRC subsidiaries are determined by PRC government authority as receiving benefits from reduced income tax rate due to a structure or arrangement that is primarily tax-driven, it would materially and adversely affect the amount of dividends, if any, we may pay to our stockholders.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to stockholders by the Company are treated as income derived from sources within China, then the dividends that stockholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law, PRC enterprise income tax at the rate of 20% is applicable to dividends payable by us to our investors that are non-resident enterprises which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the New EIT Law.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and the Company is considered as a resident enterprise which is domiciled in China for tax purpose.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign stockholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect stockholder of the said PRC company.  Given these Measures, there is a possibility that the Company may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

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

Sales Office

On September 20, 2010, Shanghai Juneng opened a new sales office in Shanghai. Through this office we are pursuing sales opportunities among the domestic food safety packaging markets and targeting China’s leading food producers. Shanghai Juneng leases this office for approximately $10,000 per year under a lease that runs until 2015.

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

Item 4. (Removed and Reserved).

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

Holders

As of March 22, 2011, there were 27,941,491 shares of our common stock outstanding held by approximately 72 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in China through our operating subsidiaries. Our primary business consists of the R&D, manufacture and distribution of technology driven advanced packaging film products. Our products include coated film, tobacco film, color printed packaging materials and high-tech anti-counterfeit laser holographic film. All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Shiner Industrial and Zhuhai. In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Hainan Hi-Tech in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment. On September 20, 2010, Shanghai Juneng commenced operations. Shanghai Juneng focuses on pursuing sales opportunities for us among the domestic food safety packaging market and target China’s leading food producers.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	For the Year Ended December 31,		$	%
	2010	2009	Change	Change
Revenues	$58,165,410	$34,516,827	$23,648,583	68.5%
Cost of goods sold	48,361,075	29,925,504	18,435,571	61.6%
Gross profit	9,804,335	4,591,323	5,213,012	113.5%
Selling, general and administrative expenses	5,176,194	4,784,457	391,737	8.2%
Interest expense, net of interest income	217,849	133,163	84,686	63.6%
Other income, net	649,800	287,673	362,127	125.9%
Exchange gain (loss)	(93,170)	51,304	(144,474)	**
Income tax expense (benefit)	818,769	112,481	706,288	**
Net income (loss)	$4,148,153	$(99,801)	$4,247,954	**
** not meaningful

Revenues

Revenues for the year ended December 31, 2010 increased 68.5%, or $23.6 million, to $58.2 million compared to $34.5 million in 2009. Revenue from flexible packaging materials (which includes BOPP tobacco film, coated film and color printing) increased by 64.7%, from $26.7 million in 2009 to $44.0 million in 2010. Revenue from BOPP tobacco film increased by 21.7%, from $13.8 million in 2009 to $16.8 million in 2010. The increase in revenue of BOPP tobacco film is due to a 19.7% increase in sale volume compared to the same period in 2009 and only a slight increase in price. Revenue from coated film increased by 129.2%, from $10.2 million in 2009 to $23.5 million in 2010. The increase in revenue of coated film is due to a 175.6% increase in the domestic sale volume and the 14% increase in the average domestic sales price. Advanced film (anti-counterfeiting) sales increased 81.6% to $14.2 million, up from $7.8 million in 2009. The increase in advanced film revenue is due to a 230.8% increase in the sales volume and the 36.2% increase in the average sales price.  The revenue from goods sold was $58.2 million for the year ended December 31, 2010 and $34.5 million in 2009. This increase was mainly a result of increased sales across all of our product lines.

The increase in revenue was primarily caused by two factors: an increase in domestic product volume and an improvement in our sales prices. Approximately 81.0%, or $47.2 million, of our total sales in 2010 were made domestically to Chinese companies. In 2009, approximately 70%, or $24.1 million, of our total sales were made domestically. Our largest customer is a manufacturer of snack cakes and our next three largest customers are tobacco manufacturers who use our BOPP tobacco film.

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

Cost of Goods Sold

Cost of goods sold increased $18.4 million, or 61.6%, from $29.9 million for the year ended December 31, 2009 to $48.3 million in 2010. The cost of goods sold represented 83.1% and 86.7% of our total revenue in 2010 and 2009, respectively. The principal cost component of our cost of goods sold is our raw materials cost which includes the cost of petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year.  There is not a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs has similar impact to our different product lines’ profitability.

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

We used $6.8 million from our investing activities during the year ended December 31, 2010 for the acquisition of property and equipment including construction in progress.  We are building a new tobacco film production line to be completed in the second quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The total cost of this new facility is expected to be approximately $12 million.  In 2010 we expended approximately $2.3 million on this facility and expect to incur the balance in 2011.  We have a 70 million RMB credit facility that we can draw down upon to pay for the cost of the building (see discussion under “liabilities” below).

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

The credit facility includes financial covenants that prohibit Shiner Industrial from making distributions to its sole stockholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Board of Directors

The size of our Board of Directors has been set at five directors by action of the Board of Directors. Set forth below are the names, ages as of April 25, 2011, principal occupations, and length of service of each of the members of our Board of Directors. In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that the person should serve as a director of Shiner.

Yuet Ying	57
Mr. Ying has served as Chairman of our Board of Directors since July 2007. Prior to that, Mr. Ying served as chairman and a director of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. He served as chairman of Hainan Modern Technology Group from 1996 to December 2003. Mr. Ying holds a Bachelor’s Degree in Management from the Institute of the CPC Party School and an Advanced certificate of M.B.A. studies from Renmin People’s University. Mr. Ying is the father-in-law of Qingtao Xing, the President and Chief Executive Officer of Shiner. Mr. Ying’s history of leadership experience in the technology industry and his business education were significant to the decision to nominate him and remain important in his role as Chairman.

Jian Fu	46
Mr. Fu joined our Board of Directors in July 2007. He currently serves as Shiner’s Executive Vice President of Manufacturing. From July 2007 until February 2010, he served as our Chief Executive Officer. Prior to that, Mr. Fu served as chief executive officer and a director of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. He worked at Hainan Plastic Industrial Co., Ltd. as Vice Chairman of the Hainan Modern Technology Group from 1998 to December 2003 and as General Manager from 1985 to 1997. Mr. Fu holds a undergraduate degree in Plastic Engineering Technique from South China Institute of Technology and an Advanced Certificate of M.B.A. studies from Renmin University. Mr. Fu’s engineering experience and technological acumen, along with his knowledge of Shiner’s operations and previous executive experience, are attributes we value in our directors.

Brian G. Cunat	54
Mr. Cunat joined our Board of Directors in November 2007. He has served as the president of Cunat, Inc., a land development, construction and property management firm since 1976. Since October 2007, he also has served as chairman of Golden Eagle Community Bank, a full service bank that he founded. From 1996 to November 2005, he was the vice chairman of the board for Illinois State Bank, a bank that he founded in 1996. From 1993 to March 2004, Mr. Cunat was president of Royal Japan Corporation, a real estate development and property management firm based in Japan. Mr. Cunat has been active on many charitable and community organizations, including Kiwanis International President, Family Services and Community Mental Health, Home Builders Association, and Chicagoland Apartment Association. In 1997, he received the Entrepreneur of the Year Award from Ernst & Young. The financial acumen that Mr. Cunat obtained through his banking and real estate experience, along with his independence, were attributes that were important to his nomination and to his service on Shiner’s standing Board committees.

Michael J. Antonoplos	59
Mr. Antonoplos joined our Board of Directors in July 2010. He is a 36-year veteran of the commercial real estate industry. He is a principal of a firm he started in 2000, which provides debt and equity for a variety of real estate investments. Mr. Antonoplos has previously served as an officer and board member for two public companies. Mr. Antonoplos graduated from the University of Pittsburgh with bachelor of science degrees in both psychology and political science. Presently, Mr. Antonoplos is acting as a receiver for a corporation under an appointment from the U.S. District Court of the Eastern District of Pennsylvania. In this capacity, he is responsible for overseeing the operation of the enterprise, managing its bank accounts, and obtaining funds to satisfy a bankruptcy judgment, while maintaining the viability of the company.  Mr. Antonoplos’ business acumen, understanding of financial statements and prior public board service were several key factors that Shiner’s board deemed important to his nomination and service on the Board and appointment as Chairman of the Audit Committee.  .

Zhenhuan Yuan	43
Mr. Yuan joined our Board of Directors in July 2010. He is the founding-partner of Sunstone International LLC, a California based investment advisory and management firm. He is also the Senior Vice President of Cunat Inc., a real estate investment and management company. Mr. Yuan served as the Vice President at Fortress Investment Group for the Shanghai Office from 2008 to 2009, where he was in charge of acquisitions and asset management. From 2006 to 2008, Mr. Yuan worked for Jones Lang LaSalle in China, where he was responsible for sourcing, negotiating and underwriting real estate investment deals in the region. Mr. Yuan received a bachelor of engineering degree from Harbin Institute of Technology and his M.B.A. degree from Cornell University. Mr. Yuan is fluent in English, Chinese and Japanese.  Mr. Yuan’s extensive business background and understanding of Chinese culture and business were attributes that Shiner considered important in connection with his nomination to the Board and service on each of the Board’s standing committees.

Composition of the Board

Our Board of Directors oversees our business and affairs and monitors the performance of management. Management is responsible for the day-to-day operations of our company. As of the date of this proxy statement, our board has five directors. Our board has determined that each of Messrs. Cunat, Antonoplos and Yuan are “independent directors” within the meaning of applicable Nasdaq Stock Market rules and the rules promulgated by the SEC.

During 2010, the board met seven times and acted by unanimous consent five times. We had three standing committees in 2010 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 75% of the meetings of the board and meetings of the committees on which they served that were held in 2010 during the term of their service on the board and each committee. We strongly encourage our Board of Directors to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2010 membership and meeting information for each of the committees.

Name	Audit		Compensation		Nominating

Michael J. Antonoplos	X	*	X		X

Brian Cunat	X		X		X	*

Jian Fu

Yuet Ying

Zhenhuan Yuan	X		X	*	X

2010 Meetings	5		1		0
2010 Consents	0		1		1

* Committee Chair

Audit Committee

The Audit Committee is responsible for: monitoring the quality, reliability and integrity of the accounting policies and financial statements of Shiner; overseeing our compliance with legal and regulatory requirements; reviewing the independence, qualifications and performance of our internal and external auditors; overseeing the performance of Shiner's internal audit function and independent auditors; reviewing and monitoring the provisions of non-audit services performed by our independent auditors; and preparing a committee report as required by the SEC to be included in our annual proxy statement. Our Board of Directors has made an affirmative determination that each member of the Audit Committee (a) is an “independent director” as that term is defined by Nasdaq Marketplace Rules and (b) satisfies Nasdaq Marketplace Rules relating to financial literacy and experience.

Our Board of Directors has adopted a written Audit Committee charter, a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Mr. Adam Liu, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Audit Committee Financial Expert

The Board of Directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the audit committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Antonoplos qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for recommending compensation arrangements for our executive officers; evaluating the performance of our chief executive officer; and administering our compensation plans. All members of the Compensation Committee are independent under the standards for independence established by the applicable Nasdaq Marketplace Rules. Our Board of Directors has adopted a written compensation committee charter, a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Mr. Adam Liu, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Nominating Committee

The Nominating Committee is responsible for, among other thing, assisting the board in identifying individuals qualified to become members of the board and executive officers, selecting, or recommending that the board select, director nominees for election as directors by the stockholders, developing and recommending to the Board a set of effective governance policies and procedures applicable to Shiner, and recommending to the board director nominees for each committee. All members of the Nominating Committee are independent under the standards for independence established by the applicable Nasdaq Marketplace Rules. The nominating committee acts under a written charter adopted by our Board of Directors (a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Mr. Adam Liu, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125).

Procedure for Stockholder Nominations of Directors

Nominations for the election of directors may only be made by the Board of Directors in consultation with its nominating committee. A stockholder of record may recommend to the committee a candidate for consideration as a nominee. The committee will consider a stockholder nominee only if a stockholder provides written notice to: Shiner International, Inc., 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125), Attention: Corporate Secretary for the Nominating Committee, with a copy to our counsel, William W. Uchimoto, Esq., Stevens & Lee, P.C., 1818 Market Street, 29th Floor, Philadelphia, PA 19103-1702, not later than 120 days prior to the anniversary of the mailing of the proxy statement for the prior year's annual meeting of stockholders. Each such notice must include the name, address and telephone number of the potential nominee; a detailed biography of the potential nominee; and evidence of stock ownership by the presenting stockholder, including the number of shares owned. Nominees properly proposed by eligible stockholders will be evaluated by the nominating committee in the same manner as nominees identified by the committee. To date, no stockholder or group of stockholders has put forth any director nominees.

Executive Officers

Our executive officers, in addition to Mr. Fu, are listed below:

Qingtao Xing	34
Mr. Xing has been our Chief Executive Officer since February 22, 2010. Mr. Xing became President of Shiner in May 2008, having joined Shiner in January 2008, serving as Shiner's Vice President for strategic initiatives.  Prior to joining Shiner, Mr. Xing worked as a project development associate for LaSalle Investment Management from July 2007 to January 2008, as managing partner of New Frontiers Investment Management from May 2007 to January 2008 and as a summer intern for Citigroup Property Investors in Hong Kong during 2006.  Mr. Xing received his master of professional studies degree from Cornell University in 2007 and holds a bachelor's degree from Tongji University. Prior to attending Cornell, Mr. Xing was associated with two real estate companies in China, which developed residential and commercial properties. Mr. Xing is the son-in-law of our Chairman, Mr. Ying.

XueZhu Xu	49
Ms. Xu is our interim Chief Financial Officer and Corporate Controller. Ms. Xu served as our Chief Financial Officer from July 2007 until February 2010. Prior to that, Ms. Xu served as chief financial officer of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. She worked at Hisense Company Limited as chief financial officer from 1996 to December 2003. From 1990 to 1996 Ms. Xu worked as an accounting manager at Hainan Hisense Group. She worked as the accounting manager in Hainan WenChang Foreign Trade Co. from 1981 to 1990. Ms. Xu graduated from Hainan Supply and Marketing School in 1981 with a bachelor’s degree in accounting. She received an Advanced certificate of MBA studies from Renmin University in 2004.

MingBiao Li	45
Mr. Li has served as our Chief Operating Officer since January 1, 2008, having served as our vice president of technology from July 2007 through December 2007. Prior to that, Mr. Li served as general manager of our subsidiary, Hainan Shiner Industrial Co., Ltd., from January 2003 to March 2005 and as its Chairman from July 2004 to July 2007. He served as general manager of our subsidiary, Hainan Shiny-day Color Printing Packaging Co., Ltd., from September 2003 to May 2004. From October 1997 to December 2002, he worked in Hainan Weilin Electron Co. as general manager. Mr. Li served as section chief of the Project Investment and Evaluation group of the Guangxi Auto & Tractor Research Institution from 1995 to 1997. From 1990 to 1995, he headed up the automated equipment group at the Guangxi Auto & Tractor Research Institution. Mr. Li graduated from Tsinghua University in 1987 with a Bachelor’s degree in Automotive Engineering. He later obtained his Master’s in Transport Engineering from Beijing University in 1991.

Code of Conduct

We have adopted a code of conduct that applies to our chief executive officer, chief financial officer and all of our other officers, employees and directors, a copy of which may be viewed on the “Corporate Governance” page of our website located at www.shinerinc.com/inves_cg.html or a printed copy may be obtained by making a written request to Mr. Adam Liu, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2010, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2010.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation of each of our named executives in 2010. Our named executives are: our chief executive officer and president, Mr. Qingtao Xing; our interim chief financial officer and corporate controller, Ms. XueZhu Xu; and our next two most highly compensated executive officers - our executive vice president of manufacturing, Mr. Jian Fu, and our chief operating officer, Mr. MingBao Li.

							Change in Pension Value and Nonqualified
						Non-Equity	Deferred	All Other
Name and			Stock Awards	Option		Incentive Plan	Compensation	Compensation
Principal Position	Year	Salary ($)*	($)	Awards ($)	Bonus ($)*	Compensation ($)	Earnings ($)	($)	Total ($)*
Qingtao Xing,	2010	7,464	—	—	32,931	—	—	—	40,395
President and Chief Executive Officer	2009	4,981	—	—	31,822	—	—	—	36,803

Xuezhu Xu,	2010	6,736	—	—	20,390	—	—	—	27,126
Interim Chief Financial Officer and Corporate Controller	2009	4,752	—	—	11,502	—	—	—	15,774

Jian Fu,	2010	7,464	—	—	19,843	—	—	—	27,307
Executive Vice President of Manufacturing	2009	5,152	—	—	11,767	—	—	—	16,919

MingBiao Li,	2010	6,918	—	—	17,537	—	—	—	24,455
Chief Operating Officer	2009	6,500	—	—	11,135	—	—	—	17,635

*
Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the U.S. dollar equivalent based on a conversion rate of US$1=RMB6.5916 and RMB6.8306 at December 31, 2010 and 2009, respectively.

Narrative Disclosure to Summary Compensation Table.

Compensation paid to our named executives in 2010 consisted solely of cash salary and bonus. However, in the future, our named executive officers may be eligible to receive other forms of compensation.

Historically, we have not provided our named executives with perquisites or other personal benefits. Additionally, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in the People's Republic of China participate), because it is not customary to provide such benefits and programs in the People's Republic of China.

We maintain employment agreements with each of our named executive officers. The terms of these employment agreements generally provide that the employment relationship must comply with the laws and regulations of the People's Republic of China. These agreements do not specifically provide any payments in the event of a change in control of Shiner or the executive’s termination, other than payments that may be required pursuant to Chinese labor laws.

Mr. Fu and Ms. Xu are subject to a two-year non-compete under their employment agreements. The non-compete prohibits them from working for any other organization which provides the same kind of products or services as Shiner and from competing with Shiner for its employees and customers.

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2010.  Messrs. Antonoplos and Yuan each joined the board of directors in July 2010 and Messrs. Cogan and Staloff each resigned from the board of directors in July 2010.  Therefore, the amounts below for these directors only represent a partial year of service.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified Deferred
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Michael Antonoplos	9,675	—	—	—	—	—	9,675
Brian Cunat	15,000	—	—	—	—	—	15,000
Yuet Ying(1)	—	—	—	—	—	—	—
Zhenhuan Yuan	6,971	—	—	—	—	—	6,971
Marshall Cogan	11,795	—	—	—	—	—	11,795
Arnold Staloff	12,805	—	—	—	—	—	12,805

(1) Mr. Ying has elected to forego any compensation for his board service for the 2010 fiscal year.

Narrative to Director Compensation Table.

Mr. Fu, as an executive officer of Shiner, did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2010 fiscal year. The other non-executive directors received a $3,750 quarterly cash retainer, which was pro rated for those directors not serving a full year. Mr. Antonoplos received $3,750 as an annual cash retainer and an additional quarterly retainer $1,250 for serving as chairman of our Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of April 25, 2011, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of Shiner’s common stock; (b) each of our named executives; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on April 25, 2011, we had 27,941,491 shares of common stock outstanding. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of April 25, 2011 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)

5% or Greater Stockholders

First Wilshire Securities Management, Inc. (3) 1224 East Green Street, Suite 200, Pasadena, California 91106	2,420,544	8.66%

Yuet Ying	11,720,908	41.95

Officers and Directors (other than Mr. Ying whose share ownership is referenced under the heading 5% of greater stockholders)

Jian Fu (4)	51,000	*

Qingtao Xing	0	—

XueZhu Xu (5)	40,000	*

MingBao Li	0	—

Brian Cunat (6)	20,000	*

Michael Antonoplos (7)	0	—

Zhenhuan Yuan	0	—

All officers and directors as a group (8 persons)	11,831,908	42.35%

*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Shiner, 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)
This information is derived from a Schedule 13G/A filed by First Wilshire Securities Management, Inc. (“First Wilshire”), a registered broker-dealer, on February 15, 2011. First Wilshire has sole voting power with respect to 988,880 of these shares, shared voting power with respect to none of the shares and sole dispositive power with respect to 2,420,544 of the shares that it is deemed to beneficially own.

(4)	The shares reported include 51,000 shares held by Mr. Fu's spouse; Mr. Fu disclaims beneficial ownership of all of these shares.

(5)	The shares reported include 40,000 shares held by Ms. Xu's daughter; Ms. Xu disclaims beneficial ownership of all of these shares.

(6)	Mr. Cunat's address is 5400 W. Elm St., Suite 110, McHenry, IL 60050. The shares reported include 20,000 shares issuable upon the exercise of currently exercisable options granted to Mr. Cunat.

(7)	Mr. Antonoplos' address is 345 Strathmore Drive, Bryn Mawr, PA 19010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We are not a party to any transactions required to be disclosed pursuant to Item 404 of Regulation S-K, including any transaction or series of transactions between us and any officer, director or affiliates of Shiner that has an aggregate value in excess of $120,000, or 1% of the average of our total assets for the last two completed fiscal years.

Related Party Transaction Approval Policy

It is our policy that the Audit Committee review and approve in advance all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC. If advance approval is not feasible, the Audit Committee must approve or ratify the transaction at the next scheduled meeting of the committee. Transactions required to be disclosed pursuant to Item 404 include any transaction or series of transactions between Shiner and any officer, director or certain affiliates of Shiner which has an aggregate value in excess of the lesser of $120,000, or 1% of the average of our total assets for the last two completed fiscal years. In reviewing related party transactions, the Audit Committee evaluates all material facts about the transaction, including the nature of the transaction, the benefit provided to Shiner, whether the transaction is on commercially reasonable terms that would have been available from an unrelated third-party and any other factors necessary to its determination that the transaction is fair to Shiner. To identify related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest.

Director Independence

Our board has determined that each of Messrs. Antonoplos, Cunat, and Yuan are “independent directors” within the meaning of applicable Nasdaq Stock Market rules and the rules promulgated by the SEC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by Goldman Kurland and Mohidin, LLP for professional services rendered for 2010 and 2009:

	2010	2009
Audit Fees	$103,000	$98,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$103,000	$98,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2010 and 2009, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Kurland and Mohidin, LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively, for assurance and related services by Goldman Kurland and Mohidin, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

Tax Fees. This category includes tax preparation, tax compliance and tax advice.

All Other Fees. This category includes all accounting services which are not included in the foregoing categories.

The Audit Committee has considered the compatibility of the non-audit services performed by and fees paid to Goldman Kurland and Mohidin, LLP in fiscal year 2010 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2010, Goldman Kurland and Mohidin, LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services. The Audit Committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee. Our Audit Committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by Goldman Kurland and Mohidin, LLP. The decisions of the Chairman of the Audit Committee to pre-approve such a service are required to be reported to the audit committee at its next regularly scheduled meeting.

In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee (or the Chairman thereof) will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The Audit Committee (or the Chairman thereof) will also consider whether the independent accountant is best positioned to provide the most effective and efficient service to our Company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

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

Shiner International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,148,153	$(99,801)
Adjustments to reconcile net income (loss) interest to net cash provided by operating activities:
Depreciation	1,627,111	1,647,639
Amortization	7,023	6,952
Stock compensation expense for options issued to directors	2,781	175,685
Common stock issued for services	63,900	-
Loss on disposal of assets	-	183,644
Change in working capital components:
Accounts receivable	(3,297,689)	1,217,801
Inventory	1,217,669	(1,240,474)
Advances to suppliers	(157,071)	485,381
Other assets	(263,995)	953,758
Accounts payable	2,492,941	(1,130,262)
Unearned revenue	51,757	72,981
Other payables	105,947	4,339,873
Accrued payroll	(1,633)	98,786

Net cash provided by operating activities	5,996,894	6,711,963

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	-	(44,780)
Payment of notes payable	63,647	-
Payments for property and equipment	(6,882,529)	(1,525,917)
Payments for construction in progress	-	(5,069,602)
Payments for intangible assets	(690,114)	-
(Increase)/decrease in restricted cash	739,654	(49,212)

Net cash used in investing activities	(6,769,342)	(6,689,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(1,775,280)	(3,883,795)
Proceeds from short-term loans	5,177,900	3,227,400
Proceeds from the issuance of common stock	3,130,000	-
Payment of offering costs	(262,000)	-
Purchase of treasury stock	-	(58,036)
Dividend paid	-	(63,228)
Contribution from non-controlling interest	44,670	-

Net cash provided by (used in) financing activities	6,315,290	(777,659)

Effect of exchange rate changes on cash and cash equivalents	19,397	(1,451)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,562,239	(756,658)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,059,796	3,816,454

CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,622,035	$3,059,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$161,948	$165,136
The accompanying notes are an integral part of these consolidated financial statements.

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Shiner International, Inc. (hereinafter referred to as the “Company” or “Shiner”) was incorporated in the State of Nevada on November 12, 2003.  The Company’s subsidiaries are Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”) and Hainan Shiny-day Color Printing Packaging Co., Ltd. (“Shiny-day”).  Shiner International’s and Shiny-Day’s subsidiaries are Hainan Modern Hi-Tech Industrial Co., Ltd. (“Modern”) and Zhuhai Modern Huanuo Packaging Material Co., Ltd. (“Zhuhai”), respectively.  Shiner Industrial, Shiny-day, Modern and Zhuhai are each Chinese corporations and are referred to collectively as the “Shiner Group.”  In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Modern in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment.  The transfer of these assets and liabilities was done at historical cost with no gain or loss being recognized.

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

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of Shanghai Juneng Functional Film Company, Ltd., a majority-owned subsidiary organized under the laws of China (“Shanghai Juneng”). Shiner owns 70% of Shanghai Juneng and Shanghai Shifu Film Material, Co., Ltd. (‘Shanghai Shifu”) owns the remaining 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer.  Shanghai Juneng is focused on pursuing sales opportunities among the domestic food safety packaging markets and targets China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of December 31, 2010 with weighted-average exercise prices of $1.25 and $1.70, respectively. There were 250,000 options and 970,050 warrants outstanding as of December 31, 2009 with weighted-average exercise prices of $2.73 and $6.00, respectively.   For the years ended December 31, 2010 and 2009, the Company’s average stock price for each year was less than any of the exercise prices of the outstanding options and warrants; therefore all the options and warrants outstanding during 2010 and 2009 were anti-dilutive.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has two reportable segments. See Note 13.

Dividends

The Company's Chinese subsidiaries have restrictions on the payment of dividends to the Company. China has adopted currency and capital transfer regulations that may require the Company's Chinese subsidiaries to comply with complex regulations for the movement of capital. These regulations include a public notice issued in October 2005 by the State Administration of Foreign Exchange (“SAFE”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China.  Although the Company believes its Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends outside of China.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “ Derivatives and Hedging — Embedded Derivatives — Recognition. ” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 , which was issued in January 2011.

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

The 521,664 warrants issued to investors were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 89%; term of 3 years;  and risk free interest rate of 2%%.  The aggregate value of the warrants was $370,630 which has been allocated between the warrants and common stock and recorded as additional paid in capital.

Treasury Stock

During the year ended December 31, 2009, the Company purchased 61,845 shares of its common stock on the open market (treasury shares) for $58,036.  The Company accounted for the purchase of these treasury shares using the cost method.

Note 7 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2010 and 2009:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2008	90,000	$7.00
Granted	190,000	1.38
Canceled	(30,000)	7.00
Exercised	-	-
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Canceled	(190,000)	3.20
Exercised	-	-
Outstanding at December 31, 2010	60,000	$1.25	$6,600
Exercisable at December 31, 2010	50,000	$1.25	$5,500

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Income tax expense reflected in the consolidated statements of operations consist of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	818,769	112,481
	818,769	112,481
Deferred expense (benefit):
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$818,769	112,481

The components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
U.S. net operating losses	$364,000	$275,000
Total deferred tax assets	364,000	275,000
Less valuation allowance	(364,000)	(275,000)
	$-	$-

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

Note 14 - Geographical Sales and Revenue by Product Type

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Shiner’s revenue by product type for the years ended December 31, 2010 and 2009 is as follows:

Revenue by Product Type	2010	2009

BOPP Tobacco Film	$16,768,202	$13,780,574
Coated Film	23,416,299	10,216,981
Anti-Counterfeit	14,152,869	7,792,443
Color Printing	3,828,040	2,726,829
	$58,165,410	$34,516,827

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

  Note 15  - Condensed Financial Information of U.S. Parent

SHINER INTERNATIONAL, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,570,372	$119,234
Investment in subsidiaries	37,299,735	30,520,674

TOTAL ASSETS	$38,870,107	$30,639,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$221,778	$200,278

TOTAL LIABILITIES	221,778	200,278

EQUITY:
Shiner stockholders' equity:
Common stock	27,603	24,650
Additional paid-in capital	14,321,484	11,389,756
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	4,060,637	2,980,077
Statutory reserve	2,905,861	2,872,856
Retained earnings	17,353,554	13,230,327
Total Shiner stockholders' equity	38,611,103	30,439,630
Noncontrolling interest	37,226	-
Total equity	38,648,329	30,439,630

TOTAL LIABILITIES AND EQUITY	$38,870,107	$30,639,908

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

  SHINER INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net Revenue	$-	$-

Cost of good sold	-	-

Gross profit	-	-

Operating expenses
General and administrative	260,986	256,343
Total operating expenses	260,986	256,343

Income (loss) from operations	(260,986)	(256,343)

Non-operating income (expense):
Other income, net	(395)	29,431
Interest income	1,338	563
Equity income on subsidiaries	4,408,196	126,548
Total non-operating income (expense)	4,409,139	156,542

Income (loss) before income tax	4,148,153	(99,801)

Income tax expense	-	-

Net income (loss)	4,148,153	(99,801)

Less: Net loss attributed to noncontrolling interest	(8,079)	-

Net income (loss) attributed to Shiner	$4,156,232	$(99,801)

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

SHINER INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,148,153	$(99,801)
Adjustments to reconcile net income (loss)
interest to net cash used in operating activities:
Stock based compensation	2,781	175,685
Equity income in subsidiaries	(4,408,196)	(126,548)
Change in working capital components:
Accounts payable	21,500	(10,540)

Net cash used in operating activities	(235,762)	(61,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	3,130,000	-
Payment of offering costs	(262,000)	-
Investment in subsidiaries	(1,225,770)	-
Repayment of advances to subsidiaries	-	235,308
Purchase of treasury stock	-	(58,036)
Contribution from non-controlling interest	44,670	-

Net cash provided by financing activities	1,686,900	177,272

NET INCREASE IN CASH & CASH EQUIVALENTS	1,451,138	116,068

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	119,234	3,166

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,570,372	$119,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2011.

Shiner International, Inc.

By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	May 2, 2011
Qingtao Xing

*	Interim Chief Financial Officer	May 2, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	May 2, 2011
Yuet Ying

*	Director	May 2, 2011
Michael J. Antonoplos

*	Director	May 2, 2011
Brian G. Cunat

*	Director	May 2, 2011
Jian Fu

*	Director	May 2, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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

10.10
Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner's Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on November 15, 2010).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 31, 2011).

23.1	Consent of Goldman Kurland & Mohidin, LLP.

24	Powers of Attorney (incorporated by reference to the signature page of Shiner's Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 31, 2011).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.