Form 10-Q
period 2011-03-31
Shiner International, Inc.
filed 2011-05-16
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
Yes           ☐      No           ☒

On May 16, 2011, 27,541,491 shares of the registrant's common stock were outstanding.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,022,375	$8,622,035
Accounts receivable, net of allowance for doubtful accounts of $297,899 and $262,502	9,480,195	10,005,572
Advances to suppliers	7,956,711	3,462,074
Notes receivable	199,896	26,056
Inventory, net	8,935,337	7,355,601
Prepaid expenses & other current assets	669,423	610,066

Total current assets	30,263,937	30,081,404

Property and equipment, net	27,740,711	19,399,717
Construction in progress	4,784,948	4,017,721
Advance for the purchase of equipment	1,752,849	1,356,989
Intangible assets, net	1,067,039	1,061,855

TOTAL ASSETS	$65,609,484	$55,917,686

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,089,699	$5,350,064
Other payables	4,698,530	4,655,300
Unearned revenue	1,144,723	295,609
Accrued payroll	136,420	141,884
Short-term loans	7,635,000	6,826,500

Total current liabilities	16,704,372	17,269,357

Long-term loans	9,024,570	-

Total Liabilities	25,728,942	17,269,357

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding at March 31, 2011 and December 31, 2010	27,603	27,603
Additional paid-in capital	14,322,179	14,321,484
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	4,286,905	4,060,637
Statutory reserve	3,020,985	2,905,861
Retained earnings	18,243,434	17,353,554
Total Shiner stockholders' equity	39,843,070	38,611,103
Noncontrolling interest	37,472	37,226
Total equity	39,880,542	38,648,329

TOTAL LIABILITIES AND EQUITY	$65,609,484	$55,917,686

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

Net Revenue	$15,906,845	$11,586,719

Cost of good sold	13,539,738	9,699,466

Gross profit	2,367,107	1,887,253

Operating expenses
Selling	444,676	403,770
General and administrative	717,039	441,372
Total operating expenses	1,161,715	845,142

Income from operations	1,205,392	1,042,111

Non-operating income (expense):
Other income, net	194,611	86,191
Interest income	6,273	2,286
Interest expense	(142,951)	(42,829)
Exchange loss	(55,795)	(7,461)
Total non-operating income (expense)	2,138	38,187

Income before income tax	1,207,530	1,080,298

Income tax expense	210,836	158,205

Net income	996,694	922,093

Net loss attributed to noncontrolling interest	8,310	-

Net income attributed to Shiner	$1,005,004	$922,093

Comprehensive income (loss)
Net income	$996,694	$922,093
Foreign currency translation gain (loss)	226,514	(9,337)

Comprehensive income	$1,223,208	$912,756

Weighted average shares outstanding :
Basic	27,541,491	24,588,155
Diluted	27,546,675	24,598,358

Earnings per share attributed to Shiner common stockholders
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,005,004	$922,093
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	518,462	395,917
Amortization	1,809	31,819
Stock compensation expense	695	6,318
Change in working capital components:
Accounts receivable	589,310	(829,991)
Inventory	(1,526,012)	(1,822,659)
Advances to suppliers	(4,456,522)	(958,247)
Other assets	(74,521)	(186,285)
Accounts payable	(2,287,552)	1,713,513
Unearned revenue	844,269	75,803
Other payables	14,066	27,353
Accrued payroll	(6,377)	(8,941)

Net cash used in operating activities	(5,377,369)	(633,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	(173,074)	(205,019)
Payments for property and equipment	(9,089,081)	(50,441)
Payments for construction in progress	(738,208)	(1,079,695)
(Increase)/decrease in restricted cash	-	733,205

Net cash used in investing activities	(10,000,363)	(601,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(6,848,001)	-
Proceeds from notes payable	16,602,598	-

Net cash provided by financing activities	9,754,597	-

Effect of exchange rate changes on cash and cash equivalents	23,475	(411)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(5,599,660)	(1,235,668)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,622,035	3,059,796

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,022,375	$1,824,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$142,784	$42,829
Income taxes paid	$219,128	$114,900

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (‘Shanghai Shifu”).  Under the terms of the agreement, Shiner owns 70% of Shanghai Juneng, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer.  Shanghai Juneng will focus on pursuing sales opportunities among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.  The accounts of the Chinese subsidiaries are translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
		(Audited)

Operating equipment	$21,884,042	$13,028,014
Vehicles	163,872	162,799
Office equipment	197,550	189,301
Buildings	9,656,124	9,597,807
Building and equipment improvements	632,603	667,050
	32,534,191	23,644,971
Less accumulated depreciation	(4,793,480)	(4,245,254)
	$27,740,711	$19,399,717

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Construction-in-Progress and Government Grants

Construction-in-progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan. The first phase of the project was completed during 2010.  Once the project is completed, the project will be transferred from “Construction-in-progress” to “Property and equipment, net.”  The total cost of the new Hainan manufacturing workshop is expected to be approximately $12 million.  In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”).  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  At March 31, 2011 and December 31, 2010, the $4.3 million government grant was recorded as “Other payables” on the accompanying consolidated financial statements.  If the government determines the funds were used for their intended purpose, the amount of the government grant will be amortized into other income over the useful life of the asset on the same basis used to depreciate the asset.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2011 and December 31, 2010 (audited), there was no significant impairment of its long-lived assets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

•	Level 1inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

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

As of March 31, 2011 and December 31, 2010 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Sales returns and allowances was $0 for the three months ended March 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

Included in other income for the three months ended March 31, 2010 was $73,225 arising from a payment from the Company's former landlord for vacating leased space at the request of the landlord. The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2011 and 2010, were not significant.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended March 31, 2011 and 2010 were $195,795 and $143,525, respectively, which are recorded as general and administrative expenses in the accompanying consolidated financial statements.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of March 31, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of March 31, 2011 with weighted-average exercise prices of $1.25 and $1.70, respectively. There were 190,000 options and 970,050 warrants outstanding as of March 31, 2010 with weighted-average exercise prices of $2.73 and $6.00, respectively.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.04	24,588,155	$0.04
Effect of dilutive stock options
and warrants	5,184	-	10,203	-
Diluted earnings per share	27,546,675	$0.04	24,598,358	$0.04

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $4,286,648 and $4,060,637 at March 31, 2011 and December 31, 2010 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 3 - Inventory

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
		(Audited)

Raw Material	$4,597,671	$3,099,222
Work in process	1,124,918	842,793
Finished goods	3,365,840	3,547,916
	9,088,429	7,489,931
Less: Obsolescence Reserve	(153,092)	(134,330)
	$8,935,337	$7,355,601

Note 4 - Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
		(Audited)

Right to use land	$1,119,704	$1,112,371
Less: Accumulated amortization	(52,665)	(50,516)
Intantible assets, net	$1,067,039	$1,061,855

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 5 - Loans

Loans at March 31, 2011 and December 31, 2010 (audited) consisted of the following:

	March 31,	December 31,
	2011	2010

The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	$-	$1,972,100

The term of the loan is from November 12, 2010 to November 11, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	455,100

The term of the loan is from September 20, 2010 to September 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	606,800

The term of the loan is from July 21, 2010 to July 20, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	758,500

The term of the loan is from June 24,2010 to June 24, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	1,517,000

The term of the loan is from May 07, 2010 to May 6, 2011, with an interest rate of 5.841% at December 31, 2010. The loan is collateralized by buildings and equipment	-	1,517,000

The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at March 31, 2011. The loan is collateralized by equipment	1,985,100	-

The term of the loan is from February 28, 2011 to February 28, 2012, with an interest rate of 6.06% at March 31, 2011. The loan is collateralized by equipment	4,122,900	-

The term of the loan is from May 7, 2010 to May 6, 2011, with an interest rate of 5.56% at March 31, 2011. The loan is collateralized by buildings and equipment	1,527,000	-

The term of the loan is from January 24, 2011 to January 24,2018, with an interest rate of 6.60% at March 31, 2011. The loan is collateralized by buildings and land use rights	2,443,200	-

The term of the loan is from February 10, 2011 to February 10, 2018, with an interest rate of 6.60% at March 31, 2011. The loan is collateralized by buildings and land use rights	2,748,600	-

The term of the loan is from February 16, 2011 to February 16, 2018, with an interest rate of 6.60% at March 31, 2011. The loan is collateralized by buildings and land use rights	2,214,150	-

The term of the loan is from February 17, 2011 to February 17, 2018, with an interest rate of 6.60% at March 31, 2011. The loan is collateralized by buildings and land use rights	1,206,330	-

The term of the loan is from March 25, 2011 to March 25, 2018, with an interest rate of 6.60% at March 31, 2011. The loan is collateralized by buildings and land use rights	412,290	-

	$16,659,570	$6,826,500

At March 31, 2011, $7,635,000 and $9,024,570 were short term and long term, respectively.  At December 31, 2010, $6,826,500 and $0 were short term and long term, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 6 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2011:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	60,000	1.25
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at March 31, 2011	60,000	$1.25	$-
Exercisable at March 31, 2011	50,000	$1.25	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2011, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	March 31, 2011	Price	(Years)

$1.25	60,000	$1.25	2.18
60,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2011, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outsanding	Exercise	Contractual Life
Exercise Price	March 31, 2011	Price	(Years)

$1.25	50,000	$1.25	1.98
50,000

The compensation expense for the unvested options as of March 31, 2011, was $2,086, which will be recognized through December 31, 2011.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2011:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2010	521,664	1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at March 31, 2011	521,664	$1.70	1.99
Exercisable at March 31, 2011	521,664	$1.70	1.99

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $62,814 and $36,821 for the three months ended March 31, 2011 and 2010, respectively.  The Company did not record a welfare payable as of March 31, 2011 or December 31, 2010 (audited).  The Chinese government abolished the 14% welfare plan policy in 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $115,124 and $15,462 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2011 and 2010, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

Two customers accounted for 9% and 7% of the Company’s sales for the three months ended March 31, 2011.  One customer accounted for 13% of the Company’s sales for the three months ended March 31, 2010.

One vendor provided 15% of the Company’s raw materials for the three months ended March 31, 2011. There was no vendor which accounted for 10% or more of the Company’s raw material purchases for the three months ended March 31, 2010.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

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

Note 12 - Contingent Liabilities

At March 31, 2011, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,044,810.

Note 13 – Segment Information

The Company’s business segments are flexible packaging and advanced file.  The Company made certain reclassifications to its business segment information the end of 2010 in order to more closely align its financial reporting with its business structure. Prior period amounts have been restated to conform to the current presentation. The packaging film and color printing segments have been reclassified as flexible packaging and advanced film. Flexible packaging includes the following product categories: Biaxially Oriented Polypropylene (BOPP)  tobacco films, coated films and color printing products, while the advanced film segment includes only anti-counterfeiting films.

The following tables summarize the Company’s segment information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenues from unrelated entities
Flexible packaging	$14,611,293	$9,501,451
Advanced film	1,295,552	2,085,268
	$15,906,845	$11,586,719

Intersegment revenues
Flexible packaging	$2,560,759	$6,666,222
	$2,560,759	$6,666,222

Total Revenues
Flexible packaging	$17,172,052	$16,167,673
Advanced film	1,295,552	2,085,268
Less Intersegment revenues	(2,560,759)	(6,666,222)
	$15,906,845	$11,586,719

Income (loss) from operations
Flexible packaging	$1,219,200	$704,516
Advanced film	81,673	393,080
Holding Company	(95,481)	(55,485)
	$1,205,392	$1,042,111

Interest income
Flexible packaging	$4,119	$1,332
Advanced film	265	743
Holding Company	1,889	211
	$6,273	$2,286

Interest Expense
Flexible packaging	$131,029	$35,985
Advanced film	11,922	6,844
	$142,951	$42,829

Income tax expense (benefit)
Flexible packaging	$198,098	$101,547
Advanced film	12,738	56,658
	$210,836	$158,205

Net Income (loss)
Flexible packaging	$946,254	$577,828
Advanced film	152,392	399,659
Holding Company	(93,642)	(55,394)
	$1,005,004	$922,093

Provision for depreciation
Flexible packaging	$417,085	$326,947
Advanced film	101,377	68,970
	$518,462	$395,917

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 14 - Geographical Sales and Revenue by Product Type

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
Geographical Areas	2011	2010

Chinese Main Land	$13,084,399	$9,214,994
Asia (outside Mainland China)	1,227,574	1,344,543
Middle East	575,093	315,461
Australia	416,298	431,984
North America	601,418	183,193
South America	2,063	-
Europe	-	96,544
	$15,906,845	$11,586,719

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

The Company’s revenue by product type for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
Revenue by Product Type	2011	2010

BOPP Tobacco Film	$8,035,528	$4,140,101
Coated Film	4,916,372	4,674,099
Anit-Counterfeit	1,298,771	2,085,268
Color Printing	1,656,174	687,251
	$15,906,845	$11,586,719

Note 15 – Subsequent Events

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related notes thereto included elsewhere in this Quarterly Report. Throughout this Quarterly Report we will refer to Shiner International, Inc., together with its subsidiaries, as “Shiner,” the “Company,” “we,” “us,” and “our.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in the People's Republic of China ("China") through our operating subsidiaries. We were incorporated on November 12, 2003 in Nevada.  As a result of a share exchange transaction in 2007, we changed our name to Shiner International, Inc. on July 24, 2007.  Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104. Our website is http: www.shinerinc.com.

Our primary business consists of the, manufacture and distribution of technology driven advanced packaging film products in two business segments – “flexible packaging material” and “advanced film.”  Our flexible packaging material segment includes coated film, tobacco film and color printed products while our advanced film segment currently includes high-tech anti-counterfeit laser holographic film. We anticipate that this segment will grow to encompass other products created for specialty niche purposes and developed using our proprietary material science technologies and intellectual property.  In the first quarter of 2011, sales of our flexible packaging materials accounted for 92% of our revenue and sales of our advanced film accounted for 8%.

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

We are a manufacturer of flexible packaging and advanced film products, selling to customers throughout China, Asia, Australasia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

We hold 16 patents and have 10 patent applications pending that relate to certain of our products and manufacturing processes that have been issued by the State Intellectual Property Office of China.  These are discussed in greater detail under the heading “Intellectual Property” on page 10 of our Annual Report on Form 10-K/A for the year ended December 31, 2010.  Although our patents and processes provide us with a competitive advantage, the loss of any single patent would not have a material adverse effect on our business as a whole.

Our current production capacity consists of: ten flexible packaging material production lines with an overall capacity of more than 25,500 metric tons per year and four advanced film lines with a total capacity of 2,500 metric tons a year.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	For the Three Months Ended March 31,		$	%
	2011	2010	Change	Change
Revenues	$15,906,845	$11,586,719	$4,320,126	37.3%
Cost of goods sold	13,539,738	9,699,466	3,840,272	39.6%
Gross profit	2,367,107	1,887,253	479,854	25.4%
Selling, general and administratrive expenses	1,161,715	845,142	316,573	37.5%
Interest expense, net of interest income	136,678	40,543	96,135	237.1%
Other income, net	194,611	86,191	108,420	125.8%
Exchange loss	(55,795)	(7,461)	(48,334)	647.8%
Income tax expense	210,836	158,205	52,631	33.3%
Net income attributed to Shiner	$1,005,004	$922,093	$82,911	9.0%

Revenues

Revenues for the three months ended March 31, 2011 increased 37.3%, or $4.3 million, to $15.9 million compared to $11.6 million for the same 2010 period. Revenue from flexible packaging materials increased by 53.8%, from $9.5 million in the first quarter of 2010 to $14.6 million in the first quarter of 2011. Advanced film sales decreased 37.7% to $1.3 million, down from $2.1 million at March 31, 2010. The revenue was $15.9 million for the three months ended March 31, 2011 and $11.6 million for the same 2010 period. This increase was mainly a result of increased sales across the flexible packaging materials.  Biaxially Oriented Polypropylene (BOPP) tobacco revenue increased 94.1%, or $3.9 million, in the three months ended March 31, 2011 to $8.0 million from $4.1 million in the same 2010 period. Coated film revenue increased 5.2%, or $0.2 million, to $4.9 million in the three months ended March 31, 2011 from $4.7 million in the first quarter of 2010. Our anti-counterfeit revenue decreased 37.7%, or $0.8 million, to $1.3 million in the three months ended March 31, 2011 from $2.1 million in the first quarter of 2010. Our color printing segment revenues increased 141%, or $0.97 million, to $1.7 million in the three months ended March 31, 2011 compared to $.7 million in the first quarter of 2010.

The increase in revenue was primarily caused by two factors: an increase in domestic product volume and an improvement in our sales prices.  Approximately 82%, or $13.1 million, of our total sales in the three months ended March 31, 2011 were made domestically to Chinese companies.  In the first quarter of 2010, approximately 79%, or $9.2 million, of our total sales were made domestically.  The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the three months ended March 31, 2011 were $2.8 million, or 18%, of our revenues in 2011 and were a $0.5 million, or 19.2%, increase from the $2.4 million in international sales in the first quarter of 2010. The increase was not significant. All international sales are indirect using a network of distributors and converters.

Our five largest customers accounted for 9%, 7%, 5%, 5% and 3% of our revenue for the three months ended March 31, 2011 and 13%, 8%, 7%, 5% and 5% of our revenue for the three months ended March 31, 2010.

Cost of Goods Sold

Cost of goods sold increased $3.8 million, or 39.6%, from $9.7 million for the three months ended March 31, 2010 to $13.5 million in 2011. The cost of goods sold represented 85.1% and 84% of our total revenue in the first quarters of 2011 and 2010, respectively.  The principal cost component of our cost of goods sold is our raw materials cost which includes the cost of petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year.  There is not a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs has similar a impact to our different product lines’ profitability.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner proactively switched to non-benzene based ink products in a corporate effort to be green. This change also positively contributed to our compliance with the FSL, as our food packaging operations are conducted in the same facility.  At the time of the change, we received a favorable response from all of our customers.

The percentage increase in our cost of goods sold in the first quarter of 2011 was positively influenced by the following events:

•	The increase in raw material costs due to petroleum price fluctuations; and

•	The added depreciation of the new property which amortized into the cost of goods sold.

Gross Profit

Our gross profit increased $.5 million, or 25.4%, to 2.4 million for the first quarter of 2011 from $1.9 million for the three months ended March 31, 2010. The increase in gross profit was largely due to the increase in revenue from flexible packaging materials. The Company experienced a gross margin of 14.9% for the first quarter of 2011, compared to 16.3% for the same period in 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 37.5%, or $0.3 million, to $1.2 million for the three months ended March 31, 2011 compared to $0.8 million in the 2010 period. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses.  Although we have strict standards to control our general and administrative expenses, we have increased our research and development expenditures in the last year.  Research and development expenses increased $0.06 million or 36.4%, to $.2 million for three months ended March 31 2011, compared to $0.14 million in 2010.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2011 increased by 237.1%, or $96,135, to $136,678 compared to $40,543 in the 2010 period. We have obtained additional short-term and long-term loans in the three months ended March 31, 2011 compared with the comparable period in 2010.

Other Income

Other income increased by $108,420, or 125.8%, to $194,611 for the three months ended March 31, 2011 compared to $86,191 in 2010.  The increase is related to the grant which the Chinese government has given to the Company to support the high-tech enterprise.

Income Tax Expense

For the three months ended March 31, 2011, we recorded a tax provision of $210,836 compared to $158,205 in the first quarter of 2010.  Our effective tax rates for the three months ended March 31, 2011 and 2010 were 19% and 15%, respectively.

Net Income

Net income attributed to Shiner increased by $82,911, or 9%, to $1.0 million for the three months ended March 31, 2011 compared to $0.9 million in the same period of 2010.  The increase in the net income attributed to Shiner was due to the increase in revenue from flexible packaging materials.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of  March 31, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At March 31, 2011, we had $3.0 million in cash and cash equivalents on hand. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. As of March 31, 2011, we had eight short-term and long-term loans outstanding for a total of $16.7 million, with interest rates of 5.6% to 6.6%.  The loans have due dates on various dates between June 2011 through March 2018 and are collateralized by buildings and equipment.  As of March 31, 2011, we had working capital of $13.6 million, an increase of $0.7 million from December 31, 2010. We anticipate we will have adequate working capital to fund our operations and growth in the foreseeable future.

Net cash flows used in operating activities for the three months ended March 31, 2011 was $5.4 million, which was comprised primarily of net income of $1.0 million, depreciation expense of $.5 million, an increase in inventory and advance to suppliers of $1.5 million and $4.5 million, respectively, and a decrease in accounts payable of $2.3 million, offset by increases in accounts receivable of $0.6 million and unearned revenue of $0.8 million.

We used $10.0 million from our investing activities during the three months ended March 31, 2011 primarily for the acquisition of property and equipment including construction in progress. We are building a new BOPP tobacco film production line to be completed in the second quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The total cost of this new facility is expected to be approximately $13.2 million, of which approximately $2 million in costs are required to complete the facility. We have a 70 million RMB credit facility that we can draw down upon to pay for the cost of this property and equipment   (see discussion under “Liabilities” below).

Net cash provided by financing activities was $9.8 million from the issuance of short and long-term loans.  $6.8 million was paid to terminate short term loans offset by $16.6 million provided by the issuance of short and long term loans.

Assets

As of March 31, 2011, our accounts receivable decreased by $0.5 million compared with the balance as of December 31, 2010. The decrease in accounts receivable during the three months ended March 31, 2011 was due primarily to an increase of the collection of accounts receivable.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. As of March 31, 2011, our property and equipment increased by $8.3 million compared with the balance as of December 31, 2010. The increase in the property and equipment during the three months ended March 31, 2011 was due primarily to the completion of the first phase of the new facility.

Liabilities

Our accounts payable decreased by $2.3 million during the three months ended March 31, 2011 primarily due to the purchase of fewer materials as the construction of our new plant in the Shiziling industrial park is nearing completion..

We have entered into a formal agreement with a vendor whereby we agreed to purchase new equipment for approximately $13.2 million.  We already paid approximately $1.3 million toward the purchase of this equipment and have issued a letter of credit for the remaining amount.  The equipment is expected to be installed in the second quarter of 2011, and be operational in the third quarter of 2011.

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $10.3 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  On each of January 25, 2011, February 12, 2011, February 17, 2011, February 21, 2011, and March 23, 2011, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, and approximately $408,000, respectively.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the this benchmark.  Additional interest will be paid on an overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

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

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, the forgoing credit facility, and funds raised through private placement offerings of our securities.  Nothing set forth in this Quarterly Report on Form 10-Q shall be deemed an offer to sell any security nor a solicitation of an offer to purchase any security.

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

Sales returns and allowances was $0 for the three months ended March 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of March 31, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of March 31, 2011. There were 190,000 options and 970,050 warrants outstanding as of March 31, 2010.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.04	24,588,155	$0.04
Effect of dilutive stock options
and warrants	5,184	-	10,203	-
Diluted earnings per share	27,546,675	$0.04	24,598,358	$0.04

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 1A.        Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
2.3	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc.*

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

10.15
Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on January 14, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted Schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Shiner International, Inc.

May 16, 2011	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

May 16, 2011	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.3	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted Schedule to the Securities and Exchange Commission upon request.