Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-06-02
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) for Shiner International, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) was filed for the purpose of (i) amending Part I, Item 1. - Business, Part II, Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. - Financial Statements and Supplementary Data and Exhibits 31.2 and 32.2. in response to certain comments from the SEC and (ii) providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is hereby filed to amend Part II, Item 8. - Financial Statements and Supplementary Data and Item 9A – Controls and Procedures in responses to certain comments from the SEC. Updated exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are also included in this Amendment No. 2.

The reference on the cover of the Original Filing to the incorporation by reference of Shiner's 2011 Annual Meeting Proxy Statement into Part III of the Original Filing has been deleted, and  the Original Filing has been amended and restated in its entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

The 521,664 warrants issued to investors were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 89%; term of 3 years;  and risk free interest rate of 2%%.  The aggregate value of the warrants was $370,630 which has been allocated between the warrants and common stock and recorded as additional paid in capital.  The 521,664 warrants have an exercise price of $1.70 per share and expire on March 28, 2013.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

 Note 15  - Condensed Financial Information of U.S. Parent

The assets of the Company’s Chinese subsidiaries exceed 25% of the consolidated assets of the Company and may be restricted by the Chinese government as to the payment of dividends or transfer of assets to the U.S Parent company. Therefore the condensed financial statements of the U.S Parent company are provided below.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of June, 2011.

Shiner International, Inc.

By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	June 2, 2011
Qingtao Xing

*	Interim Chief Financial Officer	June 2, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	June 2, 2011
Yuet Ying

*	Director	June 2, 2011
Michael J. Antonoplos

*	Director	June 2, 2011
Brian G. Cunat

*	Director	June 2, 2011
Jian Fu

*	Director	June 2, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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