Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-06-23
CIK 1369774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 3)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) for Shiner International, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) was filed for the purpose of (i) amending Part I, Item 1. - Business, Part II, Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. - Financial Statements and Supplementary Data and Exhibits 31.2 and 32.2. in response to certain comments from the SEC and (ii) providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) was filed to amend Part II, Item 8. - Financial Statements and Supplementary Data and Item 9A – Controls and Procedures in responses to certain comments from the SEC. Amendment No. 3 on Form 10-K/A (“Amendment No. 3” and, together with Amendment No. 1 and Amendment No. 2, the “Amendment”) is filed to amend Part II, Item 8. - Financial Statements and Supplementary Data in responses to certain comments from the SEC. Updated exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are also included in this Amendment No. 3.

The reference on the cover of the Original Filing to the incorporation by reference of Shiner's 2011 Annual Meeting Proxy Statement into Part III of the Original Filing has been deleted, and the Original Filing has been amended and restated in its entirety. Capitalized terms used but not otherwise defined in the Amendment have the meanings given in the Original Filing. Except as expressly set forth in the Amendment, the Original Filing has not been amended, updated or otherwise modified.

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 6 – Stockholders’ Equity

Common Stock

On December 28, 2010, the Company entered into Securities Purchase Agreements with a number of accredited investors in connection with a private placement transaction providing for, among other things, the issuance of up to 3,333,333 units (the “Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase twenty percent (20%) of one share of the Company’s common stock at $1.70 per share, at a purchase price of $1.20 per Unit. The Company issued 2,608,336 Units and received gross proceeds in the amount of $3,130,000.  As a result of the issuance of the Shares and, assuming exercise of the warrants and issuance of the shares issuable upon such exercise (the “Warrant Shares”), Investors received or are entitled to receive an aggregate of 3,130,000 shares of common stock.

The warrants have the following characteristics:

•	Expire on March 28, 2013
•	Exercise price of $1.70
•	Fully vested at date of issuance
•	Allow for a cashless exercise
•	No anti-dilution provisions
•	Adjust for dividends, splits, reclassifications

The 521,664 warrants issued to investors were valued using the Black Scholes Option Pricing Model, with the following assumptions: dividend yield of 0%; annual volatility of 89%; term of 3 years; and risk free interest rate of 2%.  The aggregate value of the warrants was $370,630 which has been allocated between the warrants and common stock and recorded as additional paid in capital.

As set forth in the Securities Purchase Agreements, the warrants contain the following provisions relating to potential adjustments of shares and/or exercise price.

Adjustments

(i)
Split, Subdivision or Combination of Shares.  If the outstanding shares of the Company’s common stock are subdivided or split into a greater number of shares, or a dividend in common stock is paid on the common stock while any of the warrants are outstanding, the exercise price for the outstanding warrants in effect immediately prior to such subdivision or at the record date of such dividend shall, simultaneously with the effectiveness of such subdivision or split or immediately after the record date of such dividend (as the case may be), shall be proportionately decreased.  If the outstanding shares of common stock shall be combined or reverse-split into a smaller number of shares while any of the warrants are outstanding, the exercise price for the outstanding warrants in effect immediately prior to such combination or reverse split shall, simultaneously with the effectiveness of such combination or reverse split, be proportionately increased.  When any adjustment is required to be made in the exercise price, the number of shares of Warrant Shares purchasable upon the exercise of the outstanding warrant shall be changed to the number determined by dividing (i) an amount equal to the number of shares issuable upon the exercise of the outstanding warrant immediately prior to such adjustment, multiplied by the exercise price in effect immediately prior to such adjustment, by (ii) the exercise price in effect immediately after such adjustment.

(ii)
Reclassification, Reorganization, Consolidation or Merger.  In the case of any reclassification of the common stock (other than a change in par value or a subdivision or combination as provided for in the prior paragraph), or any reorganization, consolidation or merger of the Company with or into another corporation (other than a merger or reorganization with respect to which the Company is the continuing corporation and which does not result in any reclassification of the common stock), or a transfer of all or substantially all of the assets of the Company, or the payment of a liquidating distribution then, as part of any such reorganization, reclassification, consolidation, merger, sale or liquidating distribution, lawful provision shall be made so that the registered holders of the outstanding warrants shall have the right thereafter to receive upon the exercise hereof, the kind and amount of shares of stock or other securities or property which such holder would have been entitled to receive if, immediately prior to any such reorganization, reclassification, consolidation, merger, sale or liquidating distribution, as the case may be, such holder had held the number of shares of common stock which were then purchasable upon the exercise of the outstanding warrants.  In any such case, appropriate adjustment (as reasonably determined by the Board of Directors of the Company) shall be made in the application of the provisions set forth herein with respect to the rights and interests thereafter of the holder of the outstanding warrants such that these provisions (including provisions with respect to the exercise price) shall thereafter be applicable, as nearly as is reasonably practicable, in relation to any shares of stock or other securities or property thereafter deliverable upon the exercise of the outstanding warrant.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of June, 2011.

Shiner International, Inc.

By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	June 23, 2011
Qingtao Xing

*	Interim Chief Financial Officer	June 23, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	June 23, 2011
Yuet Ying

*	Director	June 23, 2011
Michael J. Antonoplos

*	Director	June 23, 2011
Brian G. Cunat

*	Director	June 23, 2011
Jian Fu

*	Director	June 23, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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