Form 10-Q/A
period 2011-03-31
Shiner International, Inc.
filed 2011-06-23
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Amendment”) of Shiner International, Inc. (the “Company”) amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 16, 2011 (the “Original Report”). This Amendment is being filed solely to amend the certification of the Company’s Interim Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 appended as Exhibit 32.2. Specifically, the Company is re-filing the Exhibit 32.2 certification solely to correct a typographical error in the report and period referenced in the first paragraph of the certification to the Quarterly Report on Form 10-Q for the period quarter ended March 31, 2011.

Other than these changes, the remainder of the document is unchanged from the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

This Amendment has been signed as of a current date, and includes Exhibits 31.1, 31.2, 32.1 and 32.2, which are currently dated.

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

Shiner International, Inc.

June 23, 2011	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

June 23, 2011	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.3	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted Schedule to the Securities and Exchange Commission upon request.