Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-08-08
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 4)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On March 22, 2011, there were 27,941,491 shares of the registrant’s common stock outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was $13,622,399.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) for Shiner International, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) was filed for the purpose of (i) amending Part I, Item 1. - Business, Part II, Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. - Financial Statements and Supplementary Data and Exhibits 31.2 and 32.2. in response to certain comments from the SEC and (ii) providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) was filed to amend Part II, Item 8. - Financial Statements and Supplementary Data and Item 9A – Controls and Procedures in responses to certain comments from the SEC. Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) and this Amendment No. 4 (“Amendment No. 4” and, together with Amendments Nos. 1, 2 and 3, the “Amendment”) were filed to amend Part II, Item 8. - Financial Statements and Supplementary Data in responses to certain comments from the SEC. Updated exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are also included in this Amendment No. 4.

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

Item 1.  Business.

Overview

 We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in the People's Republic of China ("China") through our operating subsidiaries. We were incorporated on November 12, 2003 in Nevada.  Since July 23, 2007, our principal place of business has been in China.  As a result of a share exchange transaction (which is discussed in greater detail under the heading “History” on page 12), we changed our name to Shiner International, Inc. on July 24, 2007.  Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125 . Our telephone number is +86-898-68581104. Our website is http: www.shinerinc.com .

Our primary business consists of the research and development (“R&D”), manufacture and distribution of technology driven advanced packaging film products in four business segments – “BOPP tobacco film,” “coated film,” “color printing” and “advanced film.”  Our advanced film segment currently includes high-tech anti-counterfeit laser holographic film. We anticipate that this segment will grow to encompass other products created for specialty niche purposes and developed using our proprietary material science technologies and intellectual property.  For 2010, sales of our BOPP tobacco film, coated film, color printing and advanced film segments accounted for 28.9%, 40.4%, 6.4% and 24.3%, respectively of our revenues.

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

We are a principal manufacturer of BOPP tobacco film, coated film, color printing products and advanced film products, selling to customers throughout China, Asia, Australasia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

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

We plan to build a new BOPP tobacco film production line to be completed in the second quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery from Germany and England. We expect this additional production line to increase our annual BOPP tobacco film capacity by an additional 10,000 metric tons. We expect to begin production of BOPP tobacco film at our Hainan Factory by the middle of 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note

In prior years, we recognized two business segments (packaging film and color printing) and four product lines (BOPP tobacco film, coated film, anti-counterfeit film and color printing) for reporting and disclosure purposes: Management has determined that this no longer accurately reflects our business and our future growth and, as a result, we have reclassified our business segments based on our four product lines:  BOPP tobacco film, coated film, color printing and advanced film (anti-counterfeit film). As a result of this reclassification, we now recognize four business segments. The reclassification reflects primarily revenue and expenses among business segments. None of the changes impacts our previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Our advanced film segment currently includes out high-tech anti-counterfeiting film. We anticipate that the advanced film segment will grow to encompass other products that are created for specialty niche purposes and are developed using our proprietary material science technologies and intellectual property.

Overview

We are a Nevada corporation engaged in the packaging and anti-counterfeit plastic film business in China through our operating subsidiaries. Our primary business consists of the R&D, manufacture and distribution of technology driven advanced packaging film products. Our products include coated film, BOPP tobacco film, color printed packaging materials and high-tech anti-counterfeit laser holographic film. All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Shiner Industrial and Zhuhai. In 2009, Shiner Industrial acquired all of the assets of Shiny-day and Hainan Hi-Tech in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment. On September 20, 2010, Shanghai Juneng commenced operations. Shanghai Juneng focuses on pursuing sales opportunities for us among the domestic food safety packaging market and target China’s leading food producers.

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

** not meaningful

Revenues

Revenues for the year ended December 31, 2010 increased 68.5%, or $23.6 million, to $58.2 million compared to $34.5 million in 2009. Revenue from BOPP tobacco film increased by 21.7%, from $13.8 million in 2009 to $16.8 million in 2010. The increase in revenue of BOPP tobacco film is due to a 19.7% increase in sale volume compared to the same period in 2009 and only a slight increase in price. Revenue from coated film increased by 129.2%, from $10.2 million in 2009 to $23.5 million in 2010. The increase in revenue of coated film is due to a 175.6% increase in the domestic sale volume and the 14% increase in the average domestic sales price. Revenue from color printing product sales increased by 40%, from $2.7 million in 2009 to $3.7 million in 2010. The increase in revenue of color printing products is mainly due to an increase in our customer base.  Advanced film (anti-counterfeiting) sales increased 81.6% to $14.2 million, up from $7.8 million in 2009. The increase in advanced film revenue is due to a 230.8% increase in the sales volume and the 36.2% increase in the average sales price.  The revenue from goods sold was $58.2 million for the year ended December 31, 2010 and $34.5 million in 2009. This increase was mainly a result of increased sales across all of our product lines.

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

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Nonqualified
			Stock	Option		Plan	Deferred	All Other
Name and		Salary	Awards	Awards	Bonus	Compensation	Compensation	Compensation
Principal Position	Year	($)*	($)	($)	($)*	($)	Earnings ($)	($)	Total ($)*
Qingtao Xing,	2010	7,464	—	—	32,931	—	—	—	40,395
President and Chief Executive Officer	2009	4,981	—	—	31,822	—	—	—	36,803

Xuezhu Xu,	2010	6,736	—	—	20,390	—	—	—	27,126
Interim Chief Financial Officer and Corporate Controller	2009	4,752	—	—	11,502	—	—	—	15,774

Jian Fu,	2010	7,464	—	—	19,843	—	—	—	27,307
Executive Vice President of Manufacturing	2009	5,152	—	—	11,767	—	—	—	16,919

MingBiao Li,	2010	6,918	—	—	17,537	—	—	—	24,455
Chief Operating Officer	2009	6,500	—	—	11,135	—	—	—	17,635

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

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified Deferred
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Antonoplos	9,675	—	—	—	—	—	9,675
Brian Cunat	15,000	—	—	—	—	—	15,000
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	6,971	—	—	—	—	—	6,971
Marshall Cogan	11,795	—	—	—	—	—	11,795
Arnold Staloff	12,805	—	—	—	—	—	12,805

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

Audit Fees . This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2010 and 2009, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Kurland and Mohidin, LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees . This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively, for assurance and related services by Goldman Kurland and Mohidin, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

Tax Fees . This category includes tax preparation, tax compliance and tax advice.

All Other Fees . This category includes all accounting services which are not included in the foregoing categories.

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

Policy for Approval of Audit and Non-audit Services . The Audit Committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee. Our Audit Committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by Goldman Kurland and Mohidin, LLP. The decisions of the Chairman of the Audit Committee to pre-approve such a service are required to be reported to the audit committee at its next regularly scheduled meeting.

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

Shiner International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2010 and 2009

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2008	24,650,000	$24,650	$11,214,071	$-	$2,977,847	$2,854,686	$13,348,298	$30,419,552	$-	$30,419,552

Stock compensation expense for options issued to directors	-	-	175,685	-	-	-	-	175,685	-	175,685

Purchase of 61,845 treasury shares	-	-	-	(58,036)	-	-	-	(58,036)	-	(58,036

Foreign currency translation gain	-	-	-	-	2,230	-	-	2,230	-	2,230

Net loss	-	-	-	-	-	-	(99,801)	(99,801)		(99,801

Transfer to statutory reserve	-	-	-	-	-	18,170	(18,170)	-	-	-

Balance, December 31, 2009	24,650,000	24,650	11,389,756	(58,036)	2,980,077	2,872,856	13,230,327	30,439,630	-	30,439,630

Stock compensation expense for options issued to directors	-	-	2,781	-	-	-	-	2,781	-	2,781

Contribution by non-controlling interest									44,670	44,670

Foreign currency translation gain	-	-	-	-	1,080,560	-	-	1,080,560	635	1,081,195

Shares issued for cash	2,608,336	2,608	3,127,392					3,130,000		3,130,000

Payment of offering costs			(262,000)					(262,000)		(262,000

Shares issued as payment of offering costs	300,000	300	(300)					-		-

Shares issued for services	45,000	45	63,855					63,900		63,900
								-
Net income	-	-	-	-	-	-	4,156,232	4,156,232	(8,079)	4,148,153

Transfer to statutory reserve	-	-	-	-	-	33,005	(33,005)	-	-	-

Balance, December 31, 2010	27,603,336	$27,603	$14,321,484	$(58,036)	$4,060,637	$2,905,861	$17,353,554	$38,611,103	$37,226	$38,648,329

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has four reportable segments. See Note 13.

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

Note 3 - Inventory

Inventory at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Raw Material	$3,099,222	$3,963,837
Work in process	842,793	1,117,172
Finished goods	3,547,916	3,433,445
	7,489,931	8,514,454
Less: Obsolescence Reserve	(134,330)	(193,830)
	$7,355,601	$8,320,624

Note 4 - Intangible Assets

Intangible assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Right to use land	$1,112,371	$391,378
Less: Accumulated amortization	(50,516)	(41,887)
Intangible assets, net	$1,061,855	$349,491

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

Note 7 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the year ended December 31, 2010 and 2009:

	Options Outstanding	Weighted Average Exercise Price Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	90,000	$7.00
Granted	190,000	1.38
Canceled	(30,000)	7.00
Exercised	-	-
Outstanding at December 31, 2009	250,000	2.73
Granted	-	-
Canceled	(190,000)	3.20
Exercised	-	-
Outstanding at December 31, 2010	60,000	$1.25	$6,600
Exercisable at December 31, 2010	50,000	$1.25	$5,500

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The number and weighted average exercise prices of all options outstanding as of December 31, 2010, are as follows:

Options Outstanding
Range of Exercise Price	Number Outstanding December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.25	60,000	$1.25	2.43
	60,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2010, are as follows:
Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.25	50,000	$1.25	2.43
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

Note 13 – Segment Information

The Company’s business segments are flexible packaging and advanced file.  The Company made certain reclassifications to its business segment information for the year ended December 31, 2010. Prior year amounts have been restated to conform to the current year presentation. The four business segments are as follows:  BOPP tobacco film, coated film, color printing products and advanced film (anti-counterfeiting films).

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The following tables summarize the Company’s segment information for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Revenues from unrelated entities
BOPP tobacco film	$16,830,883	$13,744,191
Coated film	23,474,569	10,242,579
Color printing	3,707,089	2,737,614
Advanced film	14,152,869	7,792,443
	$58,165,410	$34,516,827

Intersegment revenues
BOPP tobacco film	$12,058,029	$13,164,825
Coated film	5,159,125	9,147,994
Color printing	1,459,535	1,942,080
Advanced film	-	-
	$18,676,689	$24,254,899

Total Revenues
BOPP tobacco film	$28,888,912	$26,909,016
Coated film	28,633,694	19,390,573
Color printing	5,166,624	4,679,694
Advanced film	14,152,869	7,792,443
Less Intersegment revenues	(18,676,689)	(24,254,899)
	$58,165,410	$34,516,827

Income (loss) from operations
BOPP tobacco film	$2,913,671	$1,562,222
Coated film	454,051	(1,214,520)
Color printing	(694,795)	(1,066,905)
Advanced film	2,216,200	782,412
Holding Company	(260,986)	(256,343)
	$4,628,141	$(193,134)

Interest income
BOPP tobacco film	$2,196	$-
Coated film	3,061	-
Color printing	483	772
Advanced film	4,760	30,637
Holding Company	1,338	563
	$11,838	$31,972

Interest Expense
BOPP tobacco film	$59,282	$66,772
Coated film	99,845	64,230
Color printing	19,409	-
Advanced film	51,151	34,133
Holding Company	-	-
	$229,687	$165,135

Income tax expense (benefit)
BOPP tobacco film	$387,277	$-
Coated film	60,351	-
Color printing	-	-
Advanced film	371,141	112,481
Holding Company	-	-
	$818,769	$112,481

Net Income (loss)
BOPP tobacco film	$2,469,308	$995,450
Coated film	728,192	(1,031,448)
Color printing	(713,721)	(566,521)
Advanced film	1,924,417	758,967
Holding Company	(260,043)	(256,249)
	$4,148,153	$(99,801)

Provision for depreciation
BOPP tobacco film	$836,268	$846,051
Coated film	133,254	169,210
Color printing	339,433	345,355
Advanced film	318,156	287,023
Holding Company	-	-
	$1,627,111	$1,647,639

	As of	As of
	December 31,	December 31,
	2010	2009
Total Assets
BOPP tobacco film	$14,680,846	$16,121,520
Coated film	24,720,052	15,507,909
Color printing	4,805,203	2,230,665
Advanced film	10,141,213	7,154,510
Holding Company	1,570,372	181,217
	$55,917,686	$41,195,821

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Note 15  - Condensed Financial Information of U.S. Parent

The assets of the Company’s Chinese subsidiaries exceed 25% of the consolidated assets of the Company and may be restricted by the Chinese government as to the payment of dividends or transfer of assets to the U.S Parent company. Therefore the condensed financial statements of the U.S. Parent company are provided below.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2011.

Shiner International, Inc.

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	August 8, 2011
Qingtao Xing

*	Interim Chief Financial Officer	August 8, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	August 8, 2011
Yuet Ying

*	Director	August 8, 2011
Michael J. Antonoplos

*	Director	August 8, 2011
Brian G. Cunat

*	Director	August 8, 2011
Jian Fu

*	Director	August 8, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact