Form 10-Q
period 2011-06-30
Shiner International, Inc.
filed 2011-08-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

On August 9, 2011, 27,541,491 shares of the registrant's common stock were outstanding.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,530,083	$8,622,035
Accounts receivable, net of allowance for doubtful accounts of $242,166 and $262,502	7,378,067	10,005,572
Advances to suppliers	9,549,621	3,462,074
Notes receivable	16,055	26,056
Inventory, net	10,192,183	7,355,601
Prepaid expenses & other current assets	581,558	610,066

Total current assets	31,247,567	30,081,404

Property and equipment, net	27,853,758	19,399,717
Construction in progress	8,830,698	4,017,721
Advance for the purchase of equipment	700,340	1,356,989
VAT receivable	1,565,928	-
Intangible assets, net	5,154,374	1,061,855

TOTAL ASSETS	$75,352,665	$55,917,686

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,468,823	$5,350,064
Other payables	8,197,807	4,655,300
Unearned revenue	1,758,858	295,609
Accrued payroll	158,421	141,884
Short-term loans	7,735,000	6,826,500

Total current liabilities	23,318,909	17,269,357

Long-term loans	9,142,770	-

Total Liabilities	32,461,679	17,269,357

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding at June 30, 2011 and December 31, 2010	27,603	27,603
Additional paid-in capital	14,322,874	14,321,484
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	4,763,182	4,060,637
Statutory reserve	3,145,153	2,905,861
Retained earnings	18,918,637	17,353,554
Total Shiner stockholders' equity	41,119,413	38,611,103
Noncontrolling interest	1,771,573	37,226
Total equity	42,890,986	38,648,329

TOTAL LIABILITIES AND EQUITY	$75,352,665	$55,917,686

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$17,867,227	$13,213,898	$33,774,072	$24,800,617

Cost of good sold	15,347,733	10,971,574	28,887,471	20,671,040
Gross profit	2,519,494	2,242,324	4,886,601	4,129,577

Operating expenses
Selling	548,952	463,895	993,628	867,665
General and administrative	666,360	786,217	1,383,399	1,227,589
Total operating expenses	1,215,312	1,250,112	2,377,027	2,095,254

Income from operations	1,304,182	992,212	2,509,574	2,034,323

Non-operating income (expense):
Other income, net	(122,778)	178,420	71,833	264,611
Interest income	2,191	3,630	8,464	5,916
Interest expense	(271,329)	(54,515)	(414,280)	(97,344)
Exchange loss	116,508	(22,259)	60,713	(29,720)
Total non-operating income (expense)	(275,408)	105,276	(273,270)	143,463

Income before income tax	1,028,774	1,097,488	2,236,304	2,177,786

Income tax expense	222,402	158,329	433,238	316,534

Net income	806,372	939,159	1,803,066	1,861,252

Net (income) loss attributed to noncontrolling interest	(7,001)	-	1,309	-

Net income attributed to Shiner	$799,371	$939,159	$1,804,375	$1,861,252

Comprehensive income (loss)
Net income	$806,372	$939,159	$1,803,066	$1,861,252
Foreign currency translation gain (loss)	476,031	121,735	702,545	112,398

Comprehensive income	$1,282,403	$1,060,894	$2,505,611	$1,973,650

Weighted average shares outstanding :
Basic	27,541,491	24,588,155	27,541,491	24,588,155
Diluted	27,541,491	24,588,155	27,541,491	24,590,946

Earnings per share attributed to Shiner common stockholders
Basic	$0.03	$0.04	$0.07	$0.08
Diluted	$0.03	$0.04	$0.07	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2010	27,603,336	$27,603	$14,321,484	$(58,036)	$4,060,637	$2,905,861	$17,353,554	$38,611,103	$37,226	$38,648,329

Stock compensation expense for options issued to directors	-	-	1,390	-	-	-	-	1,390	-	1,390

Foreign currency translation gain	-	-	-	-	702,545	-	-	702,545	12,579	715,124

Net income	-	-	-	-	-	-	1,804,375	1,804,375	-1,309	1,803,066

Non controlling interest acquired with acquisition			-	-	-	-	-	-	1,723,077	1,723,077.0

Transfer to statutory reserve	-	-	-	-	-	239,292	(239,292)	-	-	-

Balance, June 30, 2011(unaudited)	27,603,336	$27,603	$14,322,874	$(58,036)	$4,763,182	$3,145,153	$18,918,637	$41,119,413	$1,771,573	$42,890,986

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INDUSTRIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,803,066	$1,861,252
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,151,187	801,496
Amortization	46,606	37,752
Stock compensation expense	1,390	12,636
Change in working capital components:
Accounts receivable	2,967,525	(1,370,769)
Inventory	(2,353,513)	(1,987,357)
Advances to suppliers	(5,942,213)	411,907
Other assets	165,556	(166,932)
VAT receivable	(1,547,708)	-
Accounts payable	(186,329)	1,937,742
Unearned revenue	1,433,840	467
Other payables	1,409,669	(78,763)
Accrued payroll	2,460	4,617

Net cash used in operating activities	(1,048,464)	1,464,048

CASH FLOWS FROM INVESTING ACTIVITIES
Payment (issuance) of notes receivable	25,684	(228,141)
Purchase of Shimmer Sun Ltd	(1,300,000)	-
Cash acquired in acquisition of Shimmer Sun Ltd	248,742	-
Payments for property and equipment	(8,830,790)	(176,571)
Payments for construction in progress	(4,002,547)	(3,083,701)
(Increase)/decrease in restricted cash	-	733,405

Net cash used in investing activities	(13,858,911)	(2,755,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(6,880,500)	-
Proceeds from short-term loans	7,645,000	1,466,900
Proceeds from notes payable	9,036,390	-

Net cash provided by financing activities	9,800,890	1,466,900

Effect of exchange rate changes on cash and cash equivalents	14,533	12,996

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(5,091,952)	188,936

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,622,035	3,059,796

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,530,083	$3,248,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$397,998	$-
Income taxes paid	$439,962	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Organization and Line of Business

Shiner was incorporated in the State of Nevada on November 12, 2003.  The Company, through its subsidiaries is engaged in the manufacture of BOPP tobacco film, coated films, color printing products, advanced film, and water-based latex products selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. .

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

	Place	Percentage
Subsidiary	Incorporated	Owned	Parent
Shiner International, Inc.	Nevada, USA
Shiner Industrial Co.	China	100%	Shiner International, Inc.
Shiny Day	China	100%	Shiner International, Inc.
Modern Hi-Tech	China	100%	Shiny Day
Zhuhai	China	100%	Shiny Day
Neng Film	China	70%	Shiner International, Inc.
Shimmer Sun Limited	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Limited
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Ningbo	China	65%	Yongxin

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

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million.  The Company paid $1.3 million in cash and has a payment of $1.9 million to the former shareholder which is recorded in “other payables” on the accompanying consolidated balance sheets. The acquisition gives Shiner a 65% controlling interest in Shimmer's subsidiary company, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo Neisuoer"). The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
		(Audited)
Operating equipment	$13,695,519	$13,028,014
Vehicles	195,530	162,799
Office equipment	250,282	189,301
Buildings	18,604,523	9,597,807
Building and equipment improvements	601,851	667,050
	33,347,705	23,644,971
Less accumulated depreciation	(5,493,947)	(4,245,254)
	$27,853,758	$19,399,717

Construction-in-Progress and Government Grants

Construction-in-progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan and the constructing of a new product line for a Biaxially Oriented Polyproplylene (“BOPP”) tobacco line. The costs incurred and capitalized to construction in progress at June 30, 2011 is $8.8 million, which includes the facility and the equipment.  Once the project is completed, the project will be transferred from “Construction-in-progress” to “Property and equipment. The first phase of the project was completed during 2010.  The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be approximately $25.1 million.  In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”).  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  At June 30, 2011 and December 31, 2010, the $4.3 million government grant was recorded as “Other payables” on the accompanying consolidated financial statements.  If the government determines that the funds have been used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and December 31, 2010 (audited), there was no significant impairment of its long-lived assets.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the People’s Republic of China (“PRC”) and are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the six months ended June 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The other income and (expenses) for the three and six months ended June 30, 2011 is $(122,778) and $71,833, respectively, and $178,420 and $246,611, respectively, for the three and six months ended June 30, 2010.  The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2011 and 2010, were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three and six months ended June 30, 2011 were $306,738 and $463,818, respectively, and $377,443 and $487,277 for the three and six months ended June 30 2010, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of June 30, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of June 30, 2011 with weighted-average exercise prices of $1.25 and $1.70, respectively. There were 190,000 options and 970,050 warrants outstanding as of June 30, 2010 with weighted-average exercise prices of $2.73 and $6.00, respectively.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.03	24,588,155	$0.04
Effect of dilutive stock options
and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$0.03	24,588,155	$0.04

	Six Months Ended June 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.07	24,588,155	$0.08
Effect of dilutive stock options
and warrants	-	-	2,791	-
Diluted earnings per share	27,541,491	$0.07	24,590,946	$0.08

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $4,763,182 and $4,060,637 at June 30, 2011 and December 31, 2010, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has five reportable segments. See Note 13.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2011. The Company adopted this standard and included the required disclosures for its recent acquisition. See Note 7.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Note 3 - Inventory

Inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
		(Audited)
Raw Material	$4,079,716	$3,099,222
Work in process	1,152,033	842,793
Finished goods	5,183,181	3,547,916
	10,414,930	7,489,931
Less: Obsolescence Reserve	(222,747)	(134,330)
	$10,192,183	$7,355,601

Note 4 - Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
		(Audited)
Purchased Intangibles	$4,075,199	$-
Right to use land	1,134,378	1,112,371
Less: Accumulated amortization	(55,203)	(50,516)
Intantible assets, net	$5,154,374	$1,061,855

Pursuant to the acquisition discussed in Note 7, the Company recorded purchased intangibles.

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 5 – Other Payables

Other payables consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Payable for acquisition of Shimmer Sun	$1,900,000	$-
Special purpose fund for Shi Zi Ling workshop	4,501,770	4,414,470
Hainan Ri Xin Hotel Management Co.	1,240,694	-
Miscellaneous	555,343	240,830
	$8,197,807	$4,655,300

The $1,900,000 payable is the amount due to the former shareholder of Shimmer Sun.  See Note 7.  The $4,501,770 payable is the liability recorded pursuant to the funds received as part of a government grant.  See “Construction-in-Progress and Government” Grants in Note 2.   The $1,240,694 represents amounts borrowed from a company for the purchase of raw materials.

Note 6 - Loans

Short-term loans at June 30, 2011 and December 31, 2010 (audited) consisted of the following:

	June 30,	December 31,
	2011	2010
The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	$-	$1,972,100

The term of the loan is from November 12, 2010 to November 11, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	455,100

The term of the loan is from September 20, 2010 to September 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	606,800

The term of the loan is from July 21, 2010 to July 20, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	758,500

The term of the loan is from June 24,2010 to June 24, 2011, with an interest rate of 5.56% at December 31, 2010. The loan is collateralized by buildings and equipment	-	1,517,000

The term of the loan is from May 07, 2010 to May 6, 2011, with an interest rate of 5.841% at December 31, 2010. The loan is collateralized by buildings and equipment	-	1,517,000

The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at June 30, 2011. The loan is collateralized by equipment	2,011,100	-

The term of the loan is from February 28, 2011 to February 28, 2012, with an interest rate of 6.06% at June 30, 2011. The loan is collateralized by equipment	4,176,900	-

The term of the loan is from June 30, 2011 to June 30, 2012, with an interest rate of 8.203% at June 30, 2011. The loan is collateralized by buildings and equipment	1,547,000	-
	$7,735,000	$6,826,500

Long-term loans at June 30, 2011 and December 31, 2010 (audited) consisted of the following:

	June 30,	December 31,
	2011	2010
The term of the loan is from January 24,2011 to January 24,2018, with an interest rate of 6.60% at June 30, 2011. The loan is collateralized by buildings and land use rights	$2,475,200	$-

The term of the loan is from February 10, 2011 to February 10, 2018, with an interest rate of 6.60% at June 30, 2011. The loan is collateralized by buildings and land use rights	2,784,600	-

The term of the loan is from February 16, 2011 to February 16, 2018, with an interest rate of 6.60% at June 30, 2011. The loan is collateralized by buildings and land use rights	2,243,150	-

The term of the loan is from February 17, 2011 to February 17, 2018, with an interest rate of 6.60% at June 30, 2011. The loan is collateralized by buildings and land use rights	1,222,130	-

The term of the loan is from March 25, 2011 to March 25, 2018, with an interest rate of 6.60% at June 30, 2011. The loan is collateralized by buildings and land use rights	417,690	-
	$9,142,770	$-

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), the Company’s wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of seven-year 70 million RMB, or approximately $10.8 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the benchmark.  Additional interest will be paid on an overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

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

During the six months ended June 30, 2011, the Company has drawn down approximately $9.1 million and at June 30, 2011, there is approximately $1.7 million of available credit for future draw downs.

Note 7 – Purchase of Shimmer Sun Ltd

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million.  The Company paid $1.3 million in cash and has a payable of $1.9 million to the former shareholder which is recorded in “other payables” on the accompanying consolidated balance sheets.  The acquisition, through Shimmer’s wholly owned subsidiaries, gives Shiner a 65% controlling interest in Shimmer's subsidiary, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo Neisuoer").  The Company acquired Shimmer as part of its overall strategy of seeking opportunities for vertical intergration.

The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed. The acquisition-date fair value of the total consideration was $3.2 million, which was allocated as follows:

Cash & cash equivalents	$248,743
Accounts receivable	104,714
Advances to suppliers	1,876
Notes receivable	15,211
Inventory	304,707
Prepaid expenses & other current assets	108,061
Property and equipment, net	293,741
Intangible assets	4,075,199
Accounts payable	(46,338)
Other payables	(168,258)
Unearned revenue	(3,525)
Accrued payroll	(11,054)
Minority interest	(1,723,077)
$3,200,000

The intangible asset related to the purchase of the subsidiary is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

water-based latexThe operating results of Shimmer and its subsidiaries are included in the accompanying consolidated statements of operations from the acquisition date.  Shimmer’s operating results from the acquisition date to June 30, 2011 are as follows:

Revenue	$321,091
Cost of goods sold	258,164
Gross profit	62,927
Operating expenses	43,122
Income from operations	19,805
Net income	$13,974

The pro forma financial information presented below show the consolidated operations of the Company as if the Shimmer acquisition had occurred as of January 1, 2010:

	Six Months Ended June 30,
	2011	2010
Revenues	$34,119,513	$25,756,027
Gross profit	4,979,886	4,365,101
Income from operations	2,511,587	2,128,260
Provision for income taxes	437,396	331,837
Net income	1,800,528	1,929,985
Basic earnings (loss) per share	$0.07	$0.08

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	60,000	$1.25
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at June 30, 2011	60,000	$1.25	$-
Exercisable at June 30, 2011	50,000	$1.25	$-

The number and weighted average exercise prices of all options outstanding as of June 30, 2011, are as follows:

Options Outstanding
Range of Exercise Price	Number Outsanding June 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.25	60,000	$1.25	2.18
	60,000

The number and weighted average exercise prices of all options exercisable as of June 30, 2011, are as follows:

Options Exercisable
Range of Exercise Price	Number Outsanding June 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.25	50,000	$1.25	1.98
	50,000

The compensation expense for the unvested options as of June 30, 2011, was $1,391, which will be recognized through December 31, 2011.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at June 30, 2011	521,664	$1.70	1.99
Exercisable at June 30, 2011	521,664	$1.70	1.99

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $33,571 and $96,700 for the three and six months ended June 30, 2011 and $22,660 and $60,368 for the three and six months ended June 30, 2010, respectively.  The Company did not record a welfare payable as of June 30, 2011 or December 31, 2010 (audited).  The Chinese government abolished the 14% welfare plan policy in 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $239,292 and $35,176 as reserve for the statutory surplus reserve and statutory common welfare fund for the six months ended June 30, 2011 and 2010, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three and six months ended June 30, 2011.  One customer accounted for 13% and 10% of the Company’s sales for the three and six months ended June 30, 2010, respectively.

One vendor provided 20% and 18% of the Company’s raw material purchases for the three and six months ended June 30, 2011, respectively. There was no vendor which accounted for 10% or more of the Company’s raw material purchases for the three and six months ended June 30, 2010.

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

Note 12 - Contingent Liabilities

At June 30, 2011, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,090,898.

Note 13 – Segment Information

The Company reclassified its business segment information at the end of 2010 to more closely align its financial reporting with its business structure. Prior period amounts have been restated to conform to the current presentation.  We recognized our products as five segments:  BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film.  The water-based latex is one of the raw materials used in coated film to make the packaging more environmentally friendly and the  barrier property better; therefore, 55% of the water-based latex products manufactured by Ningbo Neisuoer are sold to Hainan Shiner Industrial and Zhuhai Huanuo.

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from unrelated entities
BOPP tobacco film	$7,649,358	$4,034,394	$15,684,886	$8,174,495
Water-based latex	173,437	-	173,437	-
Coated film	6,899,334	5,115,554	11,818,925	9,789,653
Color printed packaging	1,472,768	1,042,437	3,128,942	1,729,688
Advanced film	1,672,330	3,021,513	2,967,882	5,106,781
	$17,867,227	$13,213,898	$33,774,072	$24,800,617

Intersegment revenues
BOPP tobacco film	$1,980,087	$3,533,470	$3,877,174	$6,696,011
Water-based latex	218,897	-	218,897	-
Coated film	1,381,007	495,763	1,770,597	2,557,511
Color printed packaging	675,443	177,254	949,525	1,619,187
Advanced film	-	-	-	-
	$4,255,434	$4,206,487	$6,816,193	$10,872,709

Total Revenues
BOPP tobacco film	$9,629,445	$7,567,864	$19,562,060	$14,870,506
Water-based latex	392,334	-	392,334	-
Coated film	8,280,341	5,611,317	13,589,522	12,347,164
Color printed packaging	2,148,211	1,219,691	4,078,467	3,348,875
Advanced film	1,672,330	3,021,513	2,967,882	5,106,781
Less Intersegment revenues	(4,255,434)	(4,206,487)	(6,816,193)	(10,872,709)
	$17,867,227	$13,213,898	$33,774,072	$24,800,617

Income (loss) from operations
BOPP tobacco film	$1,106,347	$529,535	$2,211,860	$1,317,152
Water-based latex	11,556	-	11,556	-
Coated film	394,951	130,274	657,745	174,102
Color printed packaging	(140,987)	(126,929)	(290,094)	(253,858)
Advanced film	(1,080)	418,868	80,593	811,948
Holding Company	(66,605)	40,464	(162,086)	(15,021)
	$1,304,182	$992,212	$2,509,574	$2,034,323

Interest income
BOPP tobacco film	$1,645	$1,242	$3,910	$1,839
Water-based latex	1,087	-	1,087	-
Coated film	471	1,527	1,871	2,202
Color printed packaging	281	59	734	119
Advanced film	552	406	817	1,149
Holding Company	(1,844)	396	45	607
	$2,191	$3,630	$8,464	$5,916

Interest Expense
BOPP tobacco film	$254,765	$16,065	$322,900	$31,179
Water-based latex	-	-	-	-
Coated film	13,357	25,309	57,907	46,180
Color printed packaging	(1,439)	-	16,905	-
Advanced film	4,646	13,140	16,568	19,984
Holding Company	-	-	-	-
	$271,329	$54,514	$414,280	$97,343

Income tax expense (benefit)
BOPP tobacco film	$204,686	$138,369	$323,545	$181,019
Water-based latex	2,454	-	2,454	-
Coated film	16,211	(34,970)	95,450	23,927
Color printed packaging	-	-	-	-
Advanced film	(949)	54,930	11,789	111,588
Holding Company	-	-	-	-
	$222,402	$158,329	$433,238	$316,534

Net Income (loss)
BOPP tobacco film	$740,267	$609,981	$1,704,535	$1,106,793
Water-based latex	8,892	-	8,892	-
Coated film	348,388	63,165	505,815	200,799
Color printed packaging	(130,824)	(56,618)	(306,265)	(113,236)
Advanced film	(100,547)	281,866	51,845	681,525
Holding Company	(66,805)	40,765	(160,447)	(14,629)
	$799,371	$939,159	$1,804,375	$1,861,252

Provision for depreciation
BOPP tobacco film	$221,353	$102,198	$496,629	$214,367
Water-based latex	2,052	-	2,052	-
Coated film	359,517	159,245	422,080	317,602
Color printed packaging	42,169	66,008	121,415	132,016
Advanced film	7,633	78,128	109,010	137,511
Holding Company	-	-	-	-
	$632,725	$405,579	$1,151,187	$801,496

	As of June 30, 2011	As of December 31, 2010
Total Assets
BOPP tobacco film	$25,655,728	$14,680,846
Water-based latex	785,766
Coated film	21,804,537	24,720,052
Color printed packaging	6,272,278	4,805,203
Advanced film	5,631,434	10,141,213
Holding Company	13,680,090	1,570,372
	$73,829,833	$55,917,686

Note 14 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2011	2010	2011	2010
Chinese Mainland	15,135,167	$10,513,973	28,219,566	$19,728,967
Asia (outside Mainland China)	1,347,094	903,815	2,574,668	2,248,358
Africa	142,172	67,822	142,172	67,822
Middle East	378,655	473,352	953,748	788,813
Australia	564,614	667,653	980,912	1,099,637
North America	280,254	516,351	881,672	699,544
South America	19,271	26,158	21,334	26,158
Europe	-	44,774	-	141,318
	17,867,227	$13,213,898	33,774,072	$24,800,617

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

            Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments – BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film.  The following table sets forth our five segments and the percentages of total revenue each segment generated for the six months ended June 30, 2011 and 2010:

	Percent of Total Revenue
Segment	2011	2010
BOPP tobacco film	46%	33%
Water-based latex	1%	-
Coated film	35%	39%
Color printed packaging	9%	7%
Advanced film	9%	21%

 All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”), which was incorporated on May 21, 2003 and is headquartered in Haikou, Hainan Province, Hainan Shiny-day Color Printed Packaging Co., Ltd. (“Shiny-day”), which was incorporated on March 19, 2004, and is headquartered in Hailou, Hainan Province, Zhuhai Huanuo Packaging Material Co., Ltd. (“Zhuhai”), which was incorporated on December 25, 2006 and is headquartered in Zhuhai, Guangdong Province, and Ningbo Neisuoer Latex Co., Ltd. ("Ningbo Neisuoer"), which was incorporated on February 2, 2008 and is headquartered in Ningbo City, Zhejiang Province.  Shiner Industrial, Shiny-day and Zhuhai currently produce four of our five products: BOPP tobacco film, coated films, color printed packaging and advanced films).  Ningbo Nersuoer currently produces water-based latex.

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

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million.  The Company paid $1.3 million in cash and has a note payable of $1.9 million to the former shareholder which is recorded in “other payables” on the accompanying consolidated balance sheets.  The acquisition, through Shimmer’s wholly owned subsidiaries, gives Shiner a 65% controlling interest in Shimmer's subsidiary company, Ningbo Neisuoer. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

Ningbo Neisuoer is a recognized leader in the field of specialty water-based latex, which is used to produce advanced coated films.  Water-based latex is one of the raw materials used in coated film to make the packaging more environmentally friendly and to enhance the barrier property.  In particular, water-based latex products are more environmentally friendly than oil-based coatings and offer superior moisture-barrier properties for packaging dry foods and other moisture-sensitive products without compromising the efficiency of the packaging production line.  55% of the water-based latex products manufactured by Ningbo Neisuoer are sold to Shiner Industrial and Zhuhai.  The synergies resulting from this acquisition are expected to bring real benefits to our valued customers and demonstrate our continued commitment to technological excellence. This acquisition will enable us to lower our raw material costs and further expand our production capacity. We are seeking vertical integration opportunities that help us deliver new and innovative packaging products to better serve our customers worldwide. This acquisition is an important step in that regard.  Ningbo Neisuoer expects 2011 sales to be approximately 35 million RMB ($5.3 million USD) with a 35% gross margin.

We are a principal manufacturer of BOPP tobacco film, coated films, color printing products and advanced film, selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

We hold 16 patents and have 10 patent applications pending that relate to certain of our products and manufacturing processes that have been issued by the State Intellectual Property Office of China.  Although our patents and processes provide us with a competitive advantage, the loss of any single patent would not have a material adverse effect on our business as a whole.

Our current production capacity consists of:
•	five coated film lines with a total capacity of 15,000 tons a year;
•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;
•	one BOPP film production line with a total capacity of 7,000 tons a year;
•	three color printing lines;
•	four anti-counterfeit film lines with a total capacity of 2,500 tons a year; and
•	Two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Revenues	$17,867,227	$13,213,898	$4,653,329	35.2%
Cost of goods sold	15,347,733	10,971,574	4,376,159	39.9%
Gross profit	2,519,494	2,242,324	277,170	12.4%
Selling, general and administratrive expenses	1,215,312	1,250,112	(34,800)	-2.8%
Interest expense, net of interest income	269,138	50,885	218,253	428.9%
Other income (expense), net	(122,778)	178,420	(301,198)	-168.8%
Exchange loss (gain)	116,508	(22,259)	138,767	-623.4%
Income tax expense	222,402	158,205	64,197	40.6%
Net income attributed to Shiner	$799,371	$939,283	$(139,912)	-14.9%

Revenues

Revenues for the three months ended June 30, 2011 increased 35.2%, or $4.7 million, to $17.9 million compared to $13.2 million in the comparable period of 2010. The increase was mainly a result of increased sales of the BOPP tobacco films, coating films and color printing products.  BOPP tobacco revenue increased 89.6%, or $3.6 million, in the three months ended June 30, 2011 to $7.6 million from $4.0 million in the comparable period of 2010. Coated film revenue increased 34.9%, or $1.8 million, to $6.9 million in the three months ended June 30, 2011 from $5.1 million in the comparable period of 2010. Revenue for our new product, water-based latex, was $0.2 million for the three months ended June 30, 2011. Our color printing product revenue increased 41.3%, or $0.5 million, to $1.5 million in the three months ended June 30, 2011 from $1.0 million in of the comparable period of 2010. Our advanced film revenues decreased 44.8%, or $1.3 million, to $1.7 million in the three months ended June 30, 2011 from $3.0 million in the comparable period of 2010.

The increase in revenue was primarily caused by an increase in domestic product volume.  Approximately 84.7%, or $15.1 million, of our total sales in the three months ended June 30, 2011 were made domestically to Chinese companies.  In the second quarter of 2010, approximately 79.6%, or $10.5 million, of our total sales were made domestically. The Company provides coated film to its largest customer who manufactures snack cakes and our remaining top three customers are tobacco manufacturers who use our BOPP tobacco film.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the three months ended June 30, 2011 were $2.7 million, or 15.3%, of our total revenues in 2011 and represented a $0.03 million or 1.0% increase from the $2.7 million in international sales in the second quarter of 2010. The increase was not significant. All international sales are indirect using a network of distributors and converters.

Our five largest customers accounted for 9%, 6%, 4%, 3% and 3% of our revenue for the three months ended June 30, 2011 and 13%, 8%, 7.5%, 5% and 5% of our revenue for the three months ended June 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $4.4 million, or 39.9%, from $11.0 million for the three months ended June 30, 2010 to $15.3 million in the three months ended June 30, 2011. The cost of goods sold was 85.9% and 83.0% of our revenue in the second quarter of 2011 and 2010, respectively.  The principal cost component of our cost of goods sold is raw materials cost which includes petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs largely due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year.  There has not been a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a corresponding impact to our different product lines’ profitability.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner proactively switched to non-benzene based ink products in a corporate effort to be green. This change also positively contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility.  We had a favorable response from all of our customers at the time.

The percentage increase in our cost of goods sold for the three months ended June 30, 2011 was influenced by the following events:
•	The increase in raw material costs due to petroleum price fluctuations;

•	The increase in the cost of labor; and

•	The added depreciation of phase I of the Hainin manufacturing facility was amortized into the cost of goods sold.

Gross Profit

Our gross profit for the three months ended June 30, 2011 was $2.5 million, resulting in a gross margin of 14.1%, a decrease of 2.9% from the gross margin of 17.0% for the three months ended June 30, 2010. The decrease in gross margin was primarily a consequence of an increase in overhead unit rates as a result of increased labor costs and depreciation of phase I of the Hainin manufacturing facility.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 2.8%, or $34,800, to $1.22 million for the three months ended June 30, 2011 compared to $1.25 million in the comparable period of 2010.   The decrease in selling, general and administrative expenses was not significant.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2011 increased by 428.9%, or $218,253, to $269,138 compared to $50,885 in the comparable period of 2010. We obtained additional short-term and long term loans in the three months ended June 30, 2011 compared with the comparable period in 2010.

Other Income

Other income decreased by $301,198, or 168.8%, to an expense of $122,778 for the three months ended June 30, 2011 compared to income of $178,420 in the comparable period of 2010.  During the three months ended June 30, 2010, we received approximately $73,465 from a former landlord for vacating leased space, which was paid in full during 2010.

Income Tax Expense

For the three months ended June 30, 2011, we recorded a tax provision of $222,402 compared to $158,329 in the comparable period of 2010.  Our effective tax rates for the three months ended June 30, 2011 and 2010 were 22% and 14%, respectively.

Net Income

The decrease in our net income for the three months ended June 30, 2011 compared to the net income in the comparable period of 2010 was mainly due to increased labor costs, depreciation of phase I of the Hainin manufacturing facility, and no other income in the three months ended June 30, 2011 from a former landlord which other income was received in the comparable period in 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change
Revenues	$33,774,072	$24,800,617	$8,973,455	36.2%
Cost of goods sold	28,887,471	20,671,040	8,216,431	39.7%
Gross profit	4,886,601	4,129,577	757,024	18.3%
Selling, general and administratrive expenses	2,377,027	2,095,254	281,773	13.4%
Interest expense, net of interest income	405,816	91,428	314,388	343.9%
Other income, net	71,833	264,611	(192,778)	-72.9%
Exchange loss (gain)	60,713	(29,720)	90,433	-304.3%
Income tax expense	433,238	316,534	116,704	36.9%
Net income attributed to Shiner	$1,804,375	$1,861,252	$(56,877)	-3.1%

Revenues

Revenues for the six months ended June 30, 2011 increased 36.2%, or $9.0 million, to $33.8 million compared to $24.8 million in the comparable period of 2010. This increase was mainly a result of increased sales in the domestic market.  BOPP tobacco revenue increased 91.9%, or $7.5 million, in the six months ended June 30, 2011 to $15.7 million from $8.2 million in the comparable period of 2010. Coated film revenue increased 20.7%, or $2.0 million, to $11.8 million in the six months ended June 30, 2011 from $9.8 million in the comparable period of 2010.  Our water-based latex revenue is $0.2 million for the six months ended June 30, 2011. Our color printing product revenue increased 80.9%, or $1.4 million, to $3.1 million in the six months ended June 30, 2011 from $1.7 million in the comparable period of 2010. Our advanced film revenues decreased 41.8%, or $2.1 million, to $3.0 million in the six months ended June 30, 2011 from $5.1 million in the comparable period of 2010.

The increase in revenue was primarily caused by an increase in domestic product volume.  Approximately 83.6%, or $28.2 million, of our total sales in the six months ended June 30, 2011 were made domestically to Chinese companies.  In the first six months of 2010, approximately 79.6%, or $19.7 million, of our total sales were made domestically. The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers who use our BOPP tobacco film.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the six months ended June 30, 2011 were $5.6 million, or 16.4%, of our total revenues in 2011 and represented a $0.5 million or 9.5% increase from the $5.1 million in international sales in 2010. The increase was not significant. All international sales are indirect using a network of distributors and converters.

Our five largest customers accounted for 7%, 5%, 4%, 4% and 3% of our revenue for the six months ended June 30, 2011 and 10%, 6%, 5%, 4% and 4% of our revenue for the six months ended June 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $8.2 million, or 39.8%, from $20.7 million for the six months ended June 30, 2010 to $28.9 million in the first six months of 2011. The cost of goods sold was 85.5% and 83.3% of our revenue in the first six months of 2011 and 2010, respectively.  The principal cost component of our cost of goods sold is raw materials cost which includes petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There has been some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the year.  There is not a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs has a similar impact to our different product lines’ profitability.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner proactively switched to non-benzene based ink products in a corporate effort to be green. This change also positively contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility.  We had a favorable response from all of our customers at the time.

The percentage increase in our cost of goods sold for the six months ended June 30, 2011 was influenced by the following events:

•	The increase in raw material costs due to petroleum price fluctuations;
•	The increase in the cost of labor; and
•	The added depreciation of phase I of the Hainin manufacturing facility which amortized into the cost of goods sold.

Gross Profit

Our gross profit for the six months ended June 30, 2011 was $4.9 million, resulting in a gross margin of 14.5%, a decrease of 2.2% from the gross margin of 16.7% for the six months ended June 30, 2010. The decrease in gross margin was a consequence of an increase in overhead unit rates as a result of increased labor costs and depreciation of phase I of the Hainin manufacturing facility.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 13.4%, or $0.3 million, to $2.4 million for the six months ended June 30, 2011, compared to $2.1 million in the comparable period of 2010. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses.  Although we have strict standards to control our general and administrative expenses, we have increased our research and development expenditures as compared to the comparable period of 2010.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2011 increased by 343.9%, or $314,388, to $405,816 compared to $91,428 in 2010. We have obtained additional short-term and long-term loans in the six months ended June 30, 2011 compared with the comparable period in 2010.

Other Income

Other income decreased by $192,778, or 72.9%, to $71,833 for the six months ended June 30, 2011 compared to $264,611 in the comparable period of 2010.  During the six months ended June 30, 2010, we received approximately $146,690 from a former landlord for vacating leased space, which was paid in full during 2010.

Income Tax Expense

For the six months ended June 30, 2011, we recorded a tax provision of $433,238 compared to $316,534 in 2010.  Our effective tax rates for the six months ended June 30, 2011 and 2010 were 19% and 15%, respectively.

Net Income

The decrease in our net income for the six months ended June 30, 2011 compared to the net income in the comparable period of 2010 was immaterial.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

Cash Flows

At June 30, 2011, we had $3.5 million in cash and cash equivalents on hand compared to $8.6 million at December 31, 2010. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. As of June 30, 2011, we had working capital of $7.9 million, a decrease of $4.9 million from December 31, 2010.  The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase non-current assets.  During the six months ended June 30, 2011, we used cash of approximately $1 million in operations, $13 million in investing activities, and paid down short-term loans of approximately $6.9 million.  We financed these activities by issuing short-term loans of approximately $7.6 million, long-term loans of approximately $9 million and cash of approximately $5.1 million.  We anticipate we will have adequate working capital to fund our operations and growth over the next 12 months.

Net cash flows used in operating activities for the six months ended June 30, 2011 was $1.0 million, which was comprised primarily of net income of $1.8 million, depreciation expense of $1.2 million, and a decrease in working capital components of $4.1 million.

We used $13.9 million from our investing activities during the six months ended June 30, 2011 primarily for the acquisition of property and equipment, including construction in progress. We are building a new BOPP tobacco film production line that we expect to be completed in the third quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The total cost of this new facility without the new BOPP tobacco product line is expected to be approximately $12 million.  We have a 70 million RMB ($10.8 million) credit facility that we can draw down upon to pay for the new BOPP tobacco product line as part of the new workshop (see discussion under “Liabilities” below).

Net cash provided by financing activities was $9.8 million from the issuance of short and long-term loans.  $6.8 million was paid to terminate short term loans offset by $16.6 million provided by the issuance of short-term loans and long-term loans under the credit facility bearing interest rates between 5.56% and 8.20%.

Assets

As of June 30, 2011, our accounts receivable decreased by $2.6 million compared with the balance as of December 31, 2010. The decrease in accounts receivable during the six months ended June 30, 2011 was due primarily to our heightened focus on collection of accounts receivable.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our accounts payable increased by $0.1 million during the six months ended June 30, 2011.  The increase in accounts payable during the six months ended June 30, 2011 was due primarily to increased sales. As the market demand increased, we purchased more raw materials for production.  Our other payables increased due to the $1.9 million payable to the former shareholder of Shimmer and by the $1.2 million payable to Hainan Ri Xin Hotel Management Co. for the purchase of raw materials.

We have entered into a formal agreement with a vendor whereby we agreed to purchase new equipment for approximately $13.2 million.  We already paid approximately $1.3 million toward the purchase of this equipment and have issued a letter of credit for the remaining amount.  The equipment is expected to be installed in the third quarter of 2011, and be operational in the fourth quarter of 2011.

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $10.8 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  During the six months ended June 30, 2011, the Company has drawn down approximately $9.1 million, and at June 30, 2011 there is approximately $1.7 million of available credit for future draw downs.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark.  Additional interest will be paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

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

During the six month period ended June 30, 2011, we paid down approximately $6.8 million of our short-term loans and borrowed an additional $7.7 million in short-term loans.  These loans will come due between December 19, 2011 and June 30, 2012.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

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

Sales returns and allowances was $0 for the six months ended June 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of June 30, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of June 30, 2011. There were 190,000 options and 970,050 warrants outstanding as of December 31, 2010.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.03	24,588,155	$0.04
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$0.03	24,588,155	$0.04

	Six Months Ended June 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.07	24,588,155	$0.08
Effect of dilutive stock options and warrants	-	-	2,791	-
Diluted earnings per share	27,541,491	$0.07	24,590,946	$0.08

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2011. The Company adopted this standard and included the required disclsosures for its recent acquisition.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

Item 1A.	Risk Factors

Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Exhibit

2.1
Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of Shiner's Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on May 16, 2011)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner's Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101
Interactive Data Files regarding (a) our Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (c) our Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Shiner International, Inc.

August 15, 2011	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

August 15, 2011	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer