Form 10-Q/A
period 2011-03-31
Shiner International, Inc.
filed 2011-09-26
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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

 EXPLANATORY NOTE

This Form 10-Q/A is being filed to provide additional segment reporting footnote disclosure to reflect four operating segments rather than two operating segments as previously reported. We have restated the accompanying unaudited Consolidated Financial Statements to revise our segment disclosure for all periods presented to reflect our operations into four reportable segments. See our revised disclosures in Note 13 to the unaudited Consolidated Financial Statements. No information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.

Conforming changes have been made to Part I, Items 1 (Notes 1, 13 and 14) and 2 of this Form 10-Q/A. The aforementioned changes have no effect on the Company’s unaudited consolidated balance sheets as of March 31, 2011 and December 31, 2010 or unaudited consolidated statements of operations and related earnings per share amounts or unaudited consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

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

Organization and Line of Business

Shiner was incorporated in the State of Nevada on November 12, 2003.  The Company, through its subsidiaries is engaged in the manufacture of BOPP tobacco film, coated films, color printing products, and advanced film selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

Note 3 - Inventory

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
		(Audited)

Raw Material	$4,597,671	$3,099,222
Work in process	1,124,918	842,793
Finished goods	3,365,840	3,547,916
	9,088,429	7,489,931
Less: Obsolescence Reserve	(153,092)	(134,330)
	$8,935,337	$7,355,601

Note 4 - Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
		(Audited)

Right to use land	$1,119,704	$1,112,371
Less: Accumulated amortization	(52,665)	(50,516)
Intangible assets, net	$1,067,039	$1,061,855

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

Note 13 – Segment Information

The Company reclassified its business segment information at the end of 2010 to more closely align its financial reporting with its business structure. Prior period amounts have been restated to conform to the current presentation.  The Company recognized its products as four segments:  BOPP tobacco films, coated film, color printed packaging, and advanced film.

The following tables summarize the Company’s segment information for the three months ended March 30, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenues from unrelated entities
BOPP tobacco film	$8,035,528	$4,140,101
Coated film	4,919,591	4,674,099
Color printed packaging	1,656,174	687,251
Advanced film	1,295,552	2,085,268
	$15,906,845	$11,586,719

Intersegment revenues
BOPP tobacco film	$1,897,087	$3,162,541
Coated film	389,590	2,061,748
Color printed packaging	274,082	1,441,933
Advanced film	-	-
	$2,560,759	$6,666,222

Total Revenues
BOPP tobacco film	$9,932,615	$7,302,642
Coated film	5,309,181	6,735,847
Color printed packaging	1,930,256	2,129,184
Advanced film	1,295,552	2,085,268
Less Intersegment revenues	(2,560,759)	(6,666,222)
	$15,906,845	$11,586,719

Income (loss) from operations
BOPP tobacco film	$1,105,513	$787,617
Coated film	262,794	43,828
Color printed packaging	(149,107)	(126,929)
Advanced film	81,673	393,080
Holding Company	(95,481)	(55,485)
	$1,205,392	$1,042,111

Interest income
BOPP tobacco film	$2,266	$597
Coated film	1,401	675
Color printed packaging	453	60
Advanced film	265	743
Holding Company	1,889	211
	$6,273	$2,286

Interest Expense
BOPP tobacco film	$68,135	$15,114
Coated film	44,550	20,871
Color printed packaging	18,344	-
Advanced film	11,922	6,844
Holding Company	-	-
	$142,951	$42,829

Income tax expense (benefit)
BOPP tobacco film	$118,859	$42,650
Coated film	79,239	58,897
Color printed packaging	-	-
Advanced film	12,738	56,658
Holding Company	-	-
	$210,836	$158,205

Net Income (loss)
BOPP tobacco film	$964,268	$496,812
Coated film	157,427	137,634
Color printed packaging	(175,441)	(56,618)
Advanced film	152,392	399,659
Holding Company	(93,642)	(55,394)
	$1,005,004	$922,093

Provision for depreciation
BOPP tobacco film	$275,276	$112,169
Coated film	62,563	158,357
Color printed packaging	79,246	66,008
Advanced film	101,377	59,383
Holding Company	-	-
	$518,462	$395,917

	As of	As of
	March 31,	December 31,
	2011	2010
Total Assets
BOPP tobacco film	$22,714,288	$14,680,846
Coated film	14,851,649	24,720,052
Color printed packaging	6,115,385	4,805,203
Advanced film	10,020,825	10,141,213
Holding Company	11,907,337	1,570,372
	$65,609,484	$55,917,686

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

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in four business segments – BOPP tobacco films, coated film, color printed packaging, and advanced film. The following table sets forth our four segments and the percentage of total revenue each segment generated for the three months ended March 31, 2011 and 2010:

	Percent of Total Revenue
Product	2011	2010
BOPP tobacco film	51%	36%
Coated film	31%	40%
Color printed packaging	10%	6%
Advanced film	8%	18%

 All of our operations are based in China and each of our subsidiaries was formed under the laws of China. We currently conduct our business through Hainan Shiner Industrial Co., Ltd. (“Shiner Industrial”), which was incorporated on May 21, 2003 and is headquartered in Haikou, Hainan Province, Hainan Shiny-day Color Printed Packaging Co., Ltd. (“Shiny-day”), which was incorporated on March 19, 2004, and is headquartered in Hailou, Hainan Province, and Zhuhai Huanuo Packaging Material Co., Ltd. (“Zhuhai”), which was incorporated on December 25, 2006 and is headquartered in Zhuhai, Guangdong Province.  Shiner Industrial, Shiny-day and Zhuhai currently produce all of our products: BOPP tobacco film, coated films, color printed packaging and advanced films).

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

We are a manufacturer of BOPP tobacco film, coated films, color printing products and advanced film, selling to customers throughout China, Asia, Australasia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. The Ministry of Science and Technology of China has certified Shiner Industrial, one of our subsidiaries, as a Nationally-Focused Advanced High Technology Enterprise under the State Torch Program, which promotes the development and application of science- and technology-focused businesses in China.

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

Our current production capacity consists of:
•	five coated film lines with a total capacity of 15,000 tons a year;
•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;
•	one BOPP film production line with a total capacity of 7,000 tons a year;
•	three color printing lines; and
•	four anti-counterfeit film lines with a total capacity of 2,500 tons a year.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

	For the Three Months Ended March 31,		$	%
	2011	2010	Change	Change
Revenues	$15,906,845	$11,586,719	$4,320,126	37.3%
Cost of goods sold	13,539,738	9,699,466	3,840,272	39.6%
Gross profit	2,367,107	1,887,253	479,854	25.4%
Selling, general and administrative expenses	1,161,715	845,142	316,573	37.5%
Interest expense, net of interest income	136,678	40,543	96,135	237.1%
Other income, net	194,611	86,191	108,420	125.8%
Exchange loss	(55,795)	(7,461)	(48,334)	647.8%
Income tax expense	210,836	158,205	52,631	33.3%
Net income attributed to Shiner	$1,005,004	$922,093	$82,911	9.0%

Revenues

Revenues for the three months ended March 31, 2011 increased 37.3%, or $4.3 million, to $15.9 million compared to $11.6 million for the same 2010 period.  This increase was mainly a result of increased sales across the BOPP tobacco films, coated films and color printing products and was offset by a decrease in advanced film sales of 37.7% to $1.3 million, down from $2.1 million at March 31, 2010.  Biaxially Oriented Polypropylene (BOPP) tobacco revenue increased 94.1%, or $3.9 million, in the three months ended March 31, 2011 to $8.0 million from $4.1 million in the same 2010 period. Coated film revenue increased 5.2%, or $0.2 million, to $4.9 million in the three months ended March 31, 2011 from $4.7 million in the first quarter of 2010. Our advanced film revenue decreased 37.7%, or $0.8 million, to $1.3 million in the three months ended March 31, 2011 from $2.1 million in the first quarter of 2010. Our color printing product revenues increased 141%, or $0.97 million, to $1.7 million in the three months ended March 31, 2011 compared to $.7 million in the first quarter of 2010.

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

Gross Profit

Our gross profit increased $.5 million, or 25.4%, to 2.4 million for the first quarter of 2011 from $1.9 million for the three months ended March 31, 2010. The increase in gross profit was largely due to the increase in revenue from the BOPP tobacco films, coated films and color printing products. The Company experienced a gross margin of 14.9% for the first quarter of 2011, compared to 16.3% for the same period in 2010.

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

Net Income

Net income attributed to Shiner increased by $82,911, or 9%, to $1.0 million for the three months ended March 31, 2011 compared to $0.9 million in the same period of 2010.  The increase in the net income attributed to Shiner was due to the increase in revenue from the BOPP tobacco films, coated films and color printing products.

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

We used $10.0 million from our investing activities during the three months ended March 31, 2011 primarily for the acquisition of property and equipment including construction in progress. We are building a new BOPP tobacco film production line to be completed in the second quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The total cost of this new facility is expected to be approximately $13.2 million , of which approximately $2 million in costs are required to complete the facility.  We have a 70 million RMB credit facility that we can draw down upon to pay for the cost of this property and equipment   (see discussion under “Liabilities” below).

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

Liabilities

Our accounts payable decreased by $2.3 million during the three months ended March 31, 2011 primarily due to the purchase of fewer materials as the construction of our new plant in the Shiziling industrial park is nearing completion.

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

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Shiner International, Inc.

September 26, 2011	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

Shiner International, Inc.

September 26, 2011	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).