Form 10-Q
period 2011-09-30
Shiner International, Inc.
filed 2011-11-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

On November 11, 2011, 27,541,491 shares of the registrant's common stock were outstanding.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,787,521	$8,622,035
Accounts receivable, net of allowance for doubtful accounts of $278,601 and $262,502	6,738,138	10,005,572
Advances to suppliers	10,693,492	3,462,074
Notes receivable	7,820	26,056
Inventory, net	10,275,624	7,355,601
Prepaid expenses & other current assets	921,689	610,066
Total current assets	30,424,284	30,081,404

Property and equipment, net	27,634,959	19,399,717
Construction in progress	10,004,443	4,017,721
Advance for the purchase of equipment	589,851	1,356,989
Intangible assets, net	5,204,089	1,061,855
TOTAL ASSETS	$73,857,626	$55,917,686

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,066,730	$5,350,064
Other payables	5,350,146	4,655,300
Unearned revenue	1,518,398	295,609
Accrued payroll	153,841	141,884
Short-term loans	7,820,000	6,826,500
Total current liabilities	20,909,115	17,269,357

Long-term loans	9,243,240	-
Total Liabilities	30,152,355	17,269,357

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding at September 30, 2011 and December 31, 2010	27,603	27,603
Additional paid-in capital	14,323,569	14,321,484
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,174,239	4,060,637
Statutory reserve	3,266,583	2,905,861
Retained earnings	19,180,273	17,353,554
Total Shiner stockholders' equity	41,914,231	38,611,103
Noncontrolling interest	1,791,040	37,226
Total equity	43,705,271	38,648,329
TOTAL LIABILITIES AND EQUITY	$73,857,626	$55,917,686

 The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$18,611,849	$15,525,211	$52,385,921	$40,325,828

Cost of goods sold	16,490,987	12,094,836	45,378,458	32,765,876
Gross profit	2,120,862	3,430,375	7,007,463	7,559,952

Operating expenses
Selling	688,448	464,852	1,682,076	1,332,517
General and administrative	1,103,239	1,339,384	2,486,638	2,566,973
Total operating expenses	1,791,687	1,804,236	4,168,714	3,899,490

Income from operations	329,175	1,626,139	2,838,749	3,660,462

Non-operating income (expense):
Other income, net	545,417	97,337	617,250	361,948
Interest income	2,453	3,266	10,917	9,182
Interest expense	(275,395)	(64,604)	(689,675)	(161,948)
Exchange gain (loss)	1,283	(46,810)	61,996	(76,530)
Total non-operating income (expense)	273,758	(10,811)	488	132,652

Income before income tax	602,933	1,615,328	2,839,237	3,793,114

Income tax expense	219,894	312,191	653,132	628,725

Net income	383,039	1,303,137	2,186,105	3,164,389

Net loss attributed to noncontrolling interest	27	3,774	1,336	3,774

Net income attributed to Shiner	$383,066	$1,306,911	$2,187,441	$3,168,163

Comprehensive income
Net income	$383,039	$1,303,137	$2,186,105	$3,164,389
Foreign currency translation gain	440,458	533,225	1,143,003	645,623

Comprehensive income	$823,497	$1,836,362	$3,329,108	$3,810,012

Weighted average shares outstanding :
Basic	27,541,491	24,618,590	27,541,491	24,598,411
Diluted	27,541,491	24,618,590	27,541,491	24,598,411

Earnings per share attributed to Shiner common stockholders
Basic	$0.01	$0.05	$0.08	$0.13
Diluted	$0.01	$0.05	$0.08	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,186,105	$3,164,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,721,406	1,206,248
Amortization	54,460	103,223
Stock compensation expense	2,085	18,954
Change in working capital components:
Accounts receivable	3,669,116	(3,286,332)
Inventory	(2,372,742)	(76,703)
Advances to suppliers	(7,106,058)	(1,501,433)
Other assets	(267,767)	(57,240)
Accounts payable	726,024	2,263,107
Unearned revenue	1,206,913	84,449
Other payables	206,121	149,490
Accrued payroll	(3,794)	6,527

Net cash provided by operating activities	21,869	2,074,679

CASH FLOWS FROM INVESTING ACTIVITIES
Payment (issuance) of notes receivable	34,594	(235,068)
Purchase of Shimmer Sun Ltd.	(3,200,000)	-
Cash acquired in acquisition of Shimmer Sun Ltd.	248,743	-
Payments for property and equipment	(9,034,984)	(246,489)
Payments for construction in progress	(5,040,177)	(3,991,538)
(Increase)/decrease in restricted cash	-	735,454

Net cash used in investing activities	(16,991,824)	(3,737,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(7,020,000)	-
Proceeds from short-term loans	7,800,000	1,471,000
Proceeds from long-term loans	9,219,600	-
Contribution from non-controlling interest	-	44,670

Net cash provided by financing activities	9,999,600	1,515,670

Effect of exchange rate changes on cash and cash equivalents	135,841	100,958

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(6,834,514)	(46,334)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,622,035	3,059,796

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,787,521	$3,013,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$623,826	$161,948
Income taxes paid	$621,980	$449,165

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issued 100,000 shares for capital rasing services	$-	$88,000

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Organization and Line of Business

Shiner was incorporated in the State of Nevada on November 12, 2003.  The Company, through its subsidiaries is engaged in the manufacture of Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings  selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

	Place	Percentage
Subsidiary	Incorporated	Owned	Parent
Shiner International, Inc.	Nevada, USA		None
Shiner Industrial Co.	China	100%	Shiner International, Inc.
Shiny Day	China	100%	Shiner International, Inc.
Modern Hi-Tech	China	100%	Shiny Day
Zhuhai	China	100%	Shiny Day
Neng Film	China	70%	Shiner International, Inc.
Shimmer Sun Ltd.	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Ltd.
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Ningbo	China	65%	Yongxin

The accompanying consolidated financial statements were prepared in conformity with US GAAP.  The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (‘Shanghai Shifu”).  Under the terms of the agreement, Shiner owns 70% of Shanghai Juneng, and Shanghai Shifu owns the remaining 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer.  Shanghai Juneng pursues sales opportunities among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million.  The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as "other payables" which was paid during the nine months ended September 30, 2011. The acquisition gives Shiner a 65% controlling interest in Shimmer's subsidiary company, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo"). The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.  The accounts of the Chinese subsidiaries are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers and the balances were $10,693,492 and $3,462,074 as of September 30, 2011 and December 31, 2010, respectively. The advances to suppliers are interest free and unsecured.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
		(Audited)
Operating equipment	$13,687,527	$13,028,014
Vehicles	197,678	162,799
Office equipment	477,093	189,301
Buildings	18,803,898	9,597,807
Building and equipment improvements	571,365	667,050
	33,737,561	23,644,971
Less accumulated depreciation	(6,102,602)	(4,245,254)
	$27,634,959	$19,399,717

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan and the constructing of a new product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at September 30, 2011 are $10.0 million, which includes the facility and the equipment.  Once the project is completed, the project will be transferred from “Construction-in-progress” to “Property and equipment. The first phase of the project was completed during 2010.  The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be approximately $25.1 million.  In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”).  The Company is required to provide detailed expenses of the construction project to the HPFB.  At the end of the project, the government will determine if the funds were used in accordance with the grant.  At September 30, 2011 and December 31, 2010, the $4.3 million government grant was recorded in “Other payables” on the accompanying consolidated financial statements.  If the government determines that the funds have been used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

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
SEPTEMBER 30, 2011 AND 2010 (unaudited)

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

As of September 30, 2011 and December 31, 2010 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Sales returns and allowances was $0 for the nine months ended September 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The other income and (expenses) for the three and nine months ended September 30, 2011 is $545,417 and $617,250, respectively, and $97,337 and $361,948, respectively, for the three and nine months ended September 30, 2010.  The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured.  Other income consists primarily of subsidy income which is received from Chinese Government Agencies for developing technology and research and development.  The Company must manage the funds according to government requirements.  The Company recognizes the revenue over the contract period.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2011 and 2010, were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2011 were $464,445 and $964,080, respectively, and $725,839 and $1,211,626 for the three and nine months ended September 30 2010, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of September 30, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 60,000 options and 521,664 warrants outstanding as of September 30, 2011 with weighted-average exercise prices of $1.25 and $1.70, respectively. There were 190,000 options and 970,050 warrants outstanding as of September 30, 2010 with weighted-average exercise prices of $2.73 and $6.00, respectively.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.01	24,618,590	$0.05
Effect of dilutive stock options
and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$0.01	24,618,590	$0.05

	Nine Months Ended September 30,
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.08	24,598,411	$0.13
Effect of dilutive stock options
and warrants	-	-		-
Diluted earnings per share	27,541,491	$0.08	24,598,411	$0.13

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,174,239 and $4,060,637 (audited) at September 30, 2011 and December 31, 2010, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Recent Accounting Pronouncements

In September 2011, the FASB issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

Note 3 - Inventory

Inventory at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
		(Audited)
Raw Material	$3,308,703	$3,099,222
Work in process	1,903,321	842,793
Finished goods	5,231,508	3,547,916
	10,443,532	7,489,931
Less: Obsolescence Reserve	(167,908)	(134,330)
	$10,275,624	$7,355,601

Note 4 - Intangible Assets

Intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
		(Audited)
Purchased Intangibles	$4,119,981	$-
Right to use land	1,146,835	1,112,371
Less: Accumulated amortization	(62,727)	(50,516)
Intangible assets, net	$5,204,089	$1,061,855

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Note 5 – Other Payables

Other payables consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
		(Audited)
Special purpose fund for Shi Zi Ling workshop	$4,529,344	$4,414,470
Miscellaneous	820,802	240,830
	$5,350,146	$4,655,300

The $4,529,344 payable is the liability recorded pursuant to the funds received as part of a government grant.  See “Construction in Progress and Government Grants in Note 2.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Note 6 - Loans

Short-term loans at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
		(Audited)

The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	$-	$1,972,100

The term of the loan is from November 12, 2010 to November 11, 2011, with an interest rate of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	455,100

The term of the loan is from September 20, 2010 to September 19, 2011, with an interest rate of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	606,800

The term of the loan is from July 21, 2010 to July 20, 2011, with an interest rate of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	758,500

The term of the loan is from June 24,2010 to June 24, 2011, with an interest rate of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	1,517,000

The term of the loan is from May 07, 2010 to May 6, 2011, with an interest rate of 5.841% at December 31, 2010. The loan was collateralized by buildings and equipment	-	1,517,000

The term of the loan is from December 20, 2010 to December 19, 2011, with an interest rate of 5.56% at September 30, 2011. The loan is collateralized by equipment	2,033,200	-

The term of the loan is from February 28, 2011 to February 28, 2012, with an interest rate of 6.06% at September 30, 2011. The loan is collateralized by equipment	4,222,800	-

The term of the loan is from June 30, 2011 to June 30, 2012, with an interest rate of 8.203% at September 30, 2011. The loan is collateralized by buildings and equipment	1,564,000	-
	$7,820,000	$6,826,500

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Long-term loans at September 30, 2011 consisted of the following:

September 30,
2011

The term of the loan is from January 24, 2011 to January 24,2018, with an interest rate of 6.60% at September 30, 2011. The loan is collateralized by buildings and land use rights	$2,502,400

The term of the loan is from February 10, 2011 to February 10, 2018, with an interest rate of 6.60% at September 30, 2011. The loan is collateralized by buildings and land use rights	2,815,200

The term of the loan is from February 16, 2011 to February 16, 2018, with an interest rate of 6.60% at September 30, 2011. The loan is collateralized by buildings and land use rights	2,267,800

The term of the loan is from February 17, 2011 to February 17, 2018, with an interest rate of 6.60% at September 30, 2011. The loan is collateralized by buildings and land use rights	1,235,560

The term of the loan is from March 25, 2011 to March 25, 2018, with an interest rate of 6.60% at September 30, 2011. The loan is collateralized by buildings and land use rights	422,280
$9,243,240

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), the Company’s wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is a seven-year 70 million RMB, or approximately $10.8 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

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

During the nine months ended September 30, 2011, the Company drew down approximately $9.2 million and at September 30, 2011, there is approximately $1.6 million available credit for future draw downs.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Note 7 – Purchase of Shimmer Sun Ltd

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million.  The Company paid $1.3 million in cash and has a payable of $1.9 million to the former shareholder which is recorded in “other payables” on the accompanying consolidated balance sheets.  The acquisition, through Shimmer’s wholly owned subsidiaries, gives Shiner a 65% controlling interest in Shimmer's subsidiary, Ningbo.  The Company acquired Shimmer as part of its overall strategy of seeking opportunities for vertical integration.

The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed. The acquisition-date fair value of the total consideration was $3.2 million, which was allocated as follows:

Cash & cash equivalents	$248,743
Accounts receivable	104,714
Advances to suppliers	1,876
Notes receivable	15,211
Inventory	304,707
Prepaid expenses & other current assets	108,061
Property and equipment, net	293,741
Intangible assets	4,075,199
Accounts payable	(46,338)
Other payables	(168,258)
Unearned revenue	(3,525)
Accrued payroll	(11,054)
Noncontrolling interest	(1,723,077)
$3,200,000

The intangible asset arising from the purchase of the subsidiary is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

The operating results of Shimmer and its subsidiaries are included in the accompanying consolidated statements of operations from the acquisition date.  Shimmer’s operating results from the acquisition date to September 30, 2011 are as follows:

Revenue	$599,767
Cost of goods sold	476,355
Gross profit	123,412
Operating expenses	87,319
Income from operations	36,093
Net income	$22,781

The pro forma financial information presented below show the consolidated operations of the Company as if the Shimmer acquisition had occurred as of January 1, 2010:

	Nine Months Ended September 30,
	2011	2010
Revenues	$52,754,202	$41,838,563
Gross profit	7,130,194	7,967,673
Income from operations	2,967,883	3,867,157
Provision for income taxes	657,290	664,121
Net income	2,249,325	3,332,516
Basic earnings (loss) per share	$0.08	$0.14

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2011:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	60,000	$1.25
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at September 30, 2011	60,000	$1.25	$-
Exercisable at September 30, 2011	50,000	$1.25	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2011, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2011	Price	(Years)
$1.25	60,000	$1.25	1.68
60,000

The number and weighted average exercise prices of all options exercisable as of September 30, 2011, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2011	Price	(Years)
$1.25	50,000	$1.25	1.48
50,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

The compensation expense for the unvested options as of September 30, 2011, was $695, which will be recognized through December 31, 2011.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2011:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2010	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at September 30, 2011	521,664	$1.70	1.49
Exercisable at September 30, 2011	521,664	$1.70	1.49

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $41,544 and $133,859 for the three and nine months ended September 30, 2011 and $22,723 and $60,535 for the three and nine months ended September 30, 2010, respectively.  The Company did not record a welfare payable as of September 30, 2011 or December 31, 2010.  The Chinese government abolished the 14% welfare plan policy in 2007.  The Company is not required to establish welfare and common welfare reserves.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)

The Company appropriated $360,722 and $36,698 as reserve for the statutory surplus reserve and statutory common welfare fund for the nine months ended September 30, 2011 and 2010, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three and nine months ended September 30, 2011.  One customer accounted for 14% and 11% of the Company’s sales for the three and nine months ended September 30, 2010, respectively.

There was no vendor which accounted for 10% or more of the Company’s raw material purchases for the three and nine months ended September 30, 2011 and 2010.

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

Note 12 - Contingent Liabilities

At September 30, 2011, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $524,264.

Note 13 – Segment Information

The Company reclassified its business segment information at the end of 2010 to more closely align its financial reporting with its business structure. Prior period amounts were restated to conform to the current presentation.  We recognized our products as five segments:  BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film.  The water-base latex is one of the raw materials used in coated film to make the packaging more environmental and the  barrier property better; therefore, 55% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Hainan shiny-day and Zhuhai Huanuo.

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues from unrelated entities
BOPP tobacco film	$7,144,354	$3,703,172	$22,829,240	$11,877,667
Water-based latex	119,636	-	293,073	-
Coated film	6,931,047	6,495,045	18,749,972	16,284,698
Color printed packaging	1,428,615	810,715	4,557,557	2,540,403
Advanced film	2,988,197	4,516,279	5,956,079	9,623,060
	$18,611,849	$15,525,211	$52,385,921	$40,325,828

Intersegment revenues
BOPP tobacco film	$3,843,162	$2,865,443	$7,720,336	$9,561,454
Water-based latex	440,243	-	659,140	-
Coated film	522,237	678,161	2,292,834	3,235,672
Color printed packaging	255,043	739,413	1,204,568	2,358,600
Advanced film	-	-	-	-
	$5,060,685	$4,283,017	$11,876,878	$15,155,726

Total Revenues
BOPP tobacco film	$10,987,516	$6,568,615	$30,549,576	$21,439,121
Water-based latex	559,879	-	952,212	-
Coated film	7,453,284	7,173,206	21,042,806	19,520,370
Color printed packaging	1,683,658	1,550,128	5,762,125	4,899,003
Advanced film	2,988,197	4,516,281	5,956,079	9,623,062
Less Intersegment revenues	(5,060,685)	(4,283,019)	(11,876,877)	(15,155,728)
	$18,611,849	$15,525,211	$52,385,921	$40,325,828

Income (loss) from operations
BOPP tobacco film	$667,999	$692,674	$2,879,859	$2,009,826
Water-based latex	97,523	-	109,079	-
Coated film	(217,401)	494,015	440,344	668,117
Color printed packaging	(54,347)	(111,251)	(344,441)	(365,109)
Advanced film	(44,761)	640,483	35,832	1,452,431
Holding Company	(119,838)	(89,782)	(281,924)	(104,803)
	$329,175	$1,626,139	$2,838,749	$3,660,462

Interest income
BOPP tobacco film	$(50)	$508	$3,860	$2,347
Water-based latex	(1,037)	-	50	-
Coated film	1,390	1,016	3,261	3,218
Color printed packaging	8	383	742	502
Advanced film	195	752	1,012	1,901
Holding Company	1,947	607	1,992	1,214
	$2,453	$3,266	$10,917	$9,182

Interest Expense
BOPP tobacco film	$108,225	$16,522	$431,125	$47,701
Water-based latex	-	-		-
Coated film	105,201	29,421	163,108	75,601
Color printed packaging	27,613	-	44,518	-
Advanced film	34,355	18,662	50,923	38,646
Holding Company	-	-		-
	$275,395	$64,605	$689,675	$161,948

Income tax expense (benefit)
BOPP tobacco film	$(46,954)	$124,916	$276,591	$305,935
Water-based latex	9,382	-	11,836	-
Coated film	182,634	77,774	278,084	101,701
Color printed packaging	-	-	-	-
Advanced film	74,832	109,501	86,621	221,089
Holding Company	-	-		-
	$219,894	$312,191	$653,132	$628,725

Net Income (loss)
BOPP tobacco film	$514,511	$637,015	$2,219,046	$1,743,808
Water-based latex	74,834	-	83,726	-
Coated film	(10,593)	410,142	495,222	610,941
Color printed packaging	(81,138)	(233,134)	(387,403)	(346,370)
Advanced film	5,987	582,158	57,832	1,263,683
Holding Company	(120,535)	(89,270)	(280,982)	(103,899)
	$383,066	$1,306,911	$2,187,441	$3,168,163

Provision for depreciation
BOPP tobacco film	$190,909	$78,732	$687,538	$293,099
Water-based latex	29,691	-	31,743	-
Coated film	210,118	154,168	632,198	471,770
Color printed packaging	51,135	66,008	172,550	198,024
Advanced film	88,367	105,844	197,377	243,355
Holding Company	-	-	-	-
	$570,220	$404,752	$1,721,406	$1,206,248

	As of	As of
	September 30,	December 31,
	2011	2010
Total Assets
BOPP tobacco film	$24,182,189	$14,680,846
Water-based latex	785,765	-
Coated film	22,411,015	24,720,052
Color printed packaging	6,045,493	4,805,203
Advanced film	7,256,864	10,141,213
Holding Company	13,176,300	1,570,372
	$73,857,626	$55,917,686

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (unaudited)
Note 14 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Areas	2011	2010	2011	2010
Chinese Main Land	$15,221,398	$12,639,562	$43,440,964	$32,368,529
Asia (outside Mainland China)	1,551,359	805,259	4,126,027	3,053,617
Africa	149,132	190	291,304	68,012
Middle East	446,836	572,654	1,400,584	1,361,467
Australia	787,228	722,249	1,768,140	1,821,886
North America	318,215	610,068	1,199,887	1,309,612
South America	296	24,345	21,630	50,503
Europe	137,385	150,884	137,385	292,202
	$18,611,849	$15,525,211	$52,385,921	$40,325,828

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in  Item 1A, “Risk Factors” included in the Company’s amended annual report on Form 10-K filed on August 8, 2011.

Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

●
“Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” a PRC company, and Shimmer Sun Ltd., or “Shimmer Sun,” a PRC company; it’s 70% majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. or “Shanghai Juneng,” a PRC company; Shiner Industrial’s wholly-owned subsidiaries, Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” a PRC company, Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” a PRC company, and Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern”, a PRC company; and Shimmer Sun's 65% majority-owned subsidiary company, Ningbo Neisuoer Latex Co., Ltd., or "Ningbo," a PRC company.

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

●	“China,” “Chinese” and “PRC” are to the People’s Republic of China; and

●	“BVI” are to the British Virgin Islands.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Nevada in November 2003, but since July 2007, have been headquartered in Hainan, China.  Through our operating subsidiaries, Hainan Shiner, Shiny-Day, Hainan Modern, Zhuhai Modern, Shimmer Sun, Ningbo and Shanghai Juneng we manufacture and sell packaging and anti-counterfeit plastic film to manufacturers and producers in China.  We also sell three of our products, anti-counterfeit film, coated film, and color printing, in international markets through a network of distributors and converters.

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments: bi-axially oriented polypropylene, or BOPP, film for wrapping tobacco; water-based latex; coated film; color printed packaging; and advanced film.  Our products are sold to customers in the food, tobacco, chemical, medical and pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing industries.  Our current production capacity consists of: five coated film lines with a total capacity of 15,000 tons a year; one BOPP tobacco film production line with a total capacity of 3,500 tons a year; one BOPP film production line with a total capacity of 7,000 tons a year; three color printing lines; four anti-counterfeit film lines with a total capacity of 2,500 tons a year; and two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

	Percent of Total Revenue
Product	2011	2010
BOPP tobacco film	43%	30%
Water-based latex	1%	0%
Coated film	36%	40%
Color printed packaging	9%	6%
Advanced film	11%	24%

During the nine months ended September 30, 2011, each of our business segments contributed 43%, 1%, 36%, 9% and 11%, respectively, of our total revenue, compared to 30%, 0%, 40%, 6% and 24%, respectively, for the comparable 2010 period. International sales for the nine months ended September 30, 2011 were $8.9 million, or 17.1%, of our total revenues in 2011 and were a $1 million or 12.4% increase from the $7.9 million in international sales for the nine months ended September 30, 2010.

We have 16 patents by the State Intellectual Property Office of China and have 10 patent applications relating to our products and manufacturing processes pending.  Although our patents and processes provide us with a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business as a whole.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is accessible at www.shinerinc.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		$	%
	2011	2010	Change	Change
Revenues	$18,611,849	$15,525,211	$3,086,638	19.9%
Cost of goods sold	16,490,987	12,094,836	4,396,151	36.3%
Gross profit	2,120,862	3,430,375	(1,309,513)	-38.2%
Selling, general and administrative expenses	1,791,687	1,804,236	(12,549)	-0.7%
Interest expense, net of interest income	272,942	61,338	211,604	345.0%
Other income (expense), net	545,417	97,337	448,080	460.3%
Exchange gain (loss)	1,283	(46,810)	48,093	-102.7%
Income tax expense	219,894	312,191	(92,297)	-29.6%
Net loss attributed to noncontrolling interest	1,336	3,774	(2,438)	-64.6%
Net income attributed to Shiner	$383,066	$1,306,911	$(923,845)	-70.7%

Revenues

Revenues for the three months ended September 30, 2011 increased 19.9%, or $3.1 million, to $18.6 million compared to $15.5 million in the comparable period of 2010. The increase was mainly a result of increased sales of the BOPP tobacco films, coating films and color printing products.  BOPP tobacco revenue increased 92.9%, or $3.4 million, in the three months ended September 30, 2011 to $7.1 million from $3.7 million in the comparable period of 2010. Coated film revenue increased 6.7%, or $0.4 million, to 6.9 million in the three months ended September 30, 2011 from $6.5 million in the comparable period of 2010. Our new product, water-based latex revenue, was $0.1 million for the three months ended September 30, 2011. Our color printing product revenue increased 76.2%, or $0.6 million, to $1.4 million in the three months ended September 30, 2011 from $0.8 million in of the comparable period of 2010. Our advanced films revenues decreased 33.8%, or $1.5 million, to $3.0 million in the three months ended September 30, 2011 from $4.5 million in the comparable period of 2010.

The increase in revenue was primarily caused by an increase in domestic product volume.  Approximately 81.8%, or $15.2 million, of our total sales in the three months ended September 30, 2011 were made to Chinese companies.  In the third quarter of 2010, approximately 80.9%, or $12.2 million, of our total sales were made domestically.  The Company provides coated film to its largest customer which manufactures snack cakes and our remaining top three customers are tobacco manufacturers who use our BOPP tobacco film.

International sales for the three months ended September 30, 2011 were $3.4 million, or 18.2%, of our total revenues in 2011 and represented a $0.5 million or 17.5% increase from the $2.9 million in international sales in the third quarter of 2010.

Our five largest customers accounted for 7%, 4%, 3%, 3% and 3% of our revenue, respectively, for the three months ended September 30, 2011 and 14%, 7%, 6%, 6% and 4% of our revenue, respectively, for the three months ended September 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $4.4 million, or 36.3%, from $12.1 million for the three months ended September 30, 2010 to $16.5 million in the three months ended September 30, 2011. The cost of goods sold was 88.6 % and 77.9% of our revenue in the third quarters of 2011 and 2010, respectively.  The principal cost component of our cost of goods sold is raw materials cost which includes petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period.  There has not been a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a similar impact to our different product lines’ profitability.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. In an effort to be environmentally friendly and to improve work conditions in our factory, Shiner switched to non-benzene based ink products in a corporate effort to be green. This change also contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility.  We had a favorable response from all of our customers at the time.

The percentage increase in our cost of goods sold for the three months ended September 30, 2011 was influenced by a 70% increase in raw material costs due to petroleum price fluctuations; a 30% increase in the cost of labor; and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the cost of goods sold.

Gross Profit

Our gross profit for the three months ended September 30, 2011 was $2.1 million, a gross margin of 11.4%, a decrease of 10.7% from the gross margin of 22.1% for the three months ended September 30, 2010. The decrease in gross margin was primarily a consequence of an increase in overhead unit rates as a result of increased labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 0.7%, or $12,549, to $1.8 million for the three months ended September 30, 2011 compared to $1.8 million in the comparable period of 2010.   The decrease in selling, general and administrative expenses was not significant.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2011 increased by 345%, or $211,604, to $272,942 compared to $61,338 in the comparable period of 2010. We obtained additional short-term and long term loans in the three months ended September 30, 2011 compared with the comparable period in 2010.

Other Income

Other income increased by $448,080 or 460.3% to $545,417 for the three months ended September 30, 2011 compared to income of $97,337 in the comparable period of 2010.  During the three months ended September 30, 2011, we received approximately $604,000 in subsidy income from Chinese Governmental Agencies for developing technology and research and development projects.  We did not have these subsidies during the same period of 2010.  During the three months ended September 30, 2010, we received approximately $73,465 from a former landlord for vacating leased space, which was paid in full during 2010.

Income Tax Expense

For the three months ended September 30, 2011, we recorded a tax provision of $219,894 compared to $312,191 in the comparable period of 2010.  Our effective tax rates for the three months ended September 30, 2011 and 2010 were 36% and 19%, respectively.

Net Income

The decrease in our net income for the three months ended September 30, 2011 compared to the net income in the comparable period of 2010 was mainly due to increased labor costs, depreciation of the new property, no other income from a former landlord offset by an increase in subsidy income.

Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		$	%
	2011	2010	Change	Change
Revenues	$52,385,921	$40,325,828	$12,060,093	29.9%
Cost of goods sold	45,378,458	32,765,876	12,612,582	38.5%
Gross profit	7,007,463	7,559,952	(552,489)	-7.3%
Selling, general and administrative expenses	4,168,714	3,899,490	269,224	6.9%
Interest expense, net of interest income	678,758	152,766	525,992	344.3%
Other income, net	617,250	361,948	255,302	70.5%
Exchange gain (loss)	61,996	(76,530)	138,526	-181.0%
Income tax expense	653,132	628,725	24,407	3.9%
Net loss attributed to noncontrolling interest	27	3,774	(3,747)	-99.3%
Net income attributed to Shiner	$2,187,441	$3,168,163	$(980,722)	-31.0%

Revenues

Revenues for the nine months ended September 30, 2011 increased 29.9%, or $12.1 million, to $52.4 million compared to $40.3 million in the comparable period of 2010. This increase was mainly a result of increased sales in the domestic market.  BOPP tobacco revenue increased 92.2%, or $11.0 million, in the nine months ended September 30, 2011 to $22.9 million from $11.9 million in the comparable period of 2010. Coated film revenue increased 15.1%, or $2.4 million, to $18.8 million in the nine months ended September 30, 2011 from $16.3 million in the comparable period of 2010.  Our water-base latex revenue is $0.3 million for the nine months ended September 30, 2011. Our color printing product revenue increased 79.4%, or $2.0 million, to $4.5 million in the nine months ended September 30, 2011 from $2.5 million in the comparable period of 2010. Our advanced film revenues decreased 38.1%, or $3.7 million, to $5.9 million in the nine months ended September 30, 2011 from $9.6 million in the comparable period of 2010.

The increase in revenue was primarily caused by an increase in domestic product volume. 82.9%, or $43.4 million, of our total sales in the nine months ended September 30, 2011 was made to Chinese companies.  In the first nine months of 2010, approximately 80.0%, or $32 million, of our total sales were made domestically.  The Company provides coated film to its largest customer who manufactures snack cakes and its remaining top 3 customers are tobacco manufacturers which use our BOPP tobacco film.

Internationally, we sell only three lines of products: anti-counterfeit film, coated film, and color printing.  International sales for the nine months ended September 30, 2011 were $8.9 million, or 17.1%, of our total revenues in 2011 and represented a $0.9 million or 12.4% increase from the $8 million in international sales in 2010. The decrease was not significant. All international sales are indirect using a network of distributors and converters.

Our five largest customers accounted for 7%, 4%, 3%, 3% and 3% of our revenue for the nine months ended September 30, 2011 and 11%, 9%, 7%, 5% and 4% of our revenue for the nine months ended September 30, 2010.

Cost of Goods Sold

Cost of goods sold increased $12.6 million, or 38.5%, from $32.8 million for the nine months ended September 30, 2010 to $45.4 million in the first nine months of 2011. The cost of goods sold was 86.6% and 81.3% of our revenue in the first nine months of 2011 and 2010, respectively.  The principal cost component of our cost of goods sold is raw materials which includes petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations.  We estimate that an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period.  There is not a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs has similar impact to our different product lines’ profitability.

The percentage increase in our cost of goods sold for the nine months ended September 30, 2011 was influenced by a 72.0% increase in raw material costs due to petroleum price fluctuations; a 28.0% increase in the cost of labor; and the amortization of the added depreciation of new property into the cost of goods sold.

Gross Profit

Our gross profit for the nine months ended September 30, 2011 was $7.0 million, a gross margin of 13.4%, a decrease of 5.3% from the gross margin of 18.7% for the nine months ended September 30, 2010. The decrease in gross margin was a consequence of an increase in overhead unit rates as a result of increased labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 6.9%, or $0.3 million, to $4.2 million for the nine months ended September 30, 2011 compared to $3.9 million in the comparable period of 2010. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses.  Although we have strict standards to control our general and administrative expenses, we have increased our research and development expenditures as compared to the comparable period last year.  Research and development expenses decreased $247,546 or 20.4%, to $1.0 million for the nine months ended September 30 2011, from $1.2 million in the comparable period of 2010.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2011 increased by 344.3%, or $525,992, to $678,758 compared to $152,766 in 2010. We obtained additional short-term and long-term loans in the nine months ended September 30, 2011 compared with the comparable period in 2010.

Other Income

Other income increased by $255,302 or 70.5% to $617,250 for the nine months ended September 30, 2011 compared to $361,948 in the comparable period of 2010.  During the nine months ended September 30, 2011, we received approximately $759,000 in subsidy income from Chinese Governmental Agencies for developing technology and research and development projects.  We did not have these subsidies during the same period of 2010.  During the nine months ended September 30, 2010, we received $220,155 from a former landlord for vacating leased space, which was paid in full during 2010.

Income Tax Expense

For the nine months ended September 30, 2011, we recorded a tax provision of $653,132 compared to $628,725 in 2010.  Our effective tax rates for the nine months ended September 30, 2011 and 2010 were 23% and 17%, respectively.

Net Income

The decrease in our net income for the nine months ended September 30, 2011 compared to the net income in the comparable period of 2010 was mainly due to increased labor costs, depreciation of new property, no other income from a former landlord offset by the increase in subsidy income.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

At September 30, 2011, we had $1.8 million in cash and cash equivalents on hand, compared to $8.6 million at December 31, 2010, and we had working capital of $9.5 million, a decrease of $3.3 million from December 31, 2010.  The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase non-current assets. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flows (Unaudited)

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$21,869	$2,074,679
Net cash used in investing activities	(16,991,824)	(3,737,641)
Net cash provided by financing activities	9,999,600	1,515,670
Effect of exchange rate changes on cash and cash equivalents	135,841	100,958
Net (decrease)/increase in cash and cash equivalents	(6,834,514)	(46,334)
Cash and cash equivalents at beginning of the period	8,622,035	3,059,796
Cash and cash equivalents at end of the period	$1,787,521	$3,013,462

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2011 was $21.9 thousand, which was comprised primarily of net income of $2.2 million and a depreciation expense of $1.7 million, offset by an increase in working capital components of $3.9 million.

Investing Activities

We used $17.0 million from our investing activities during the nine months ended September 30, 2011 primarily for the acquisition of property and equipment including construction in progress and the purchase of Shimmer Sun Ltd. for $3,200,000. We are building a new tobacco film production line that we expect to be completed in the third quarter of 2011. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The total cost of this new facility is expected to be approximately $12.0 million.  We have an RMB 70 million ($10.8 million) credit facility that we can draw down upon to pay for the cost of the building (see discussion under “Liabilities” below).

Financing Activities

Net cash provided by financing activities was $10.0 million from the issuance of short and long-term loans.  $7.0 million was paid to terminate short term loans offset by $17.0 million provided by the issuance of short-term loans and long-term loans under the credit facility bearing interest rates between 5.56% and 8.20%.

Assets

As of September 30, 2011, our accounts receivable decreased by $3.3 million compared with the balance as of December 31, 2010. The decrease in accounts receivable during the nine months ended September 30, 2011 was due primarily to our collection of accounts receivable.  We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our accounts payable increased by $0.7 million during the nine months ended September 30, 2011.  The increase in accounts payable during the nine months ended September 30, 2011 was due primarily to increased sales. As the market demand increased, we purchased more raw materials for production.
We entered into a formal agreement with a vendor whereby we agreed to purchase new equipment for approximately $13.2 million.  We already paid approximately $10.0 million toward the purchase of this equipment and issued a letter of credit for the remaining amount.  The equipment was installed in the third quarter of 2011, and be operational in the fourth quarter of 2011.

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $10.8 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  On each of January 24, 2011, February 10, 2011, February 16, 2011, February 17, 2011, and March 25, 2011, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, and approximately $0.4, respectively.  We have approximately $1.7 million of available credit.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark.  Additional interest will be paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land, buildings, and property as collateral under this facility.

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

During the nine months ended September 30, 2011, we paid approximately $7.0 million of our short-term loans and borrowed an additional $7.8 million in short-term loans.  These loans will come due between December 19, 2011 and June 30, 2012. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

Critical Accounting Policies

There were no changes in our critical accounting policies from those disclosed under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

Seasonality of our Sales

The first quarter of the calendar year is typically the slowest season of the year due to the Chinese New Year holiday. During this period, accounts receivable collection is very slow and we also need to prepare for upcoming busier seasons by making payments for inventory.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of September 30, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit	Description of Exhibit

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiner International, Inc.

November 14, 2011	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer (Principal Executive Officer)

Shiner International, Inc.

November 14, 2011	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)