Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-11-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 5)

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

If the price of our common stock continues to remain below $1.00 per share for a sustained period, our common stock may be delisted from the Nasdaq Capital Market.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock.  On September 1, 2011, we received a letter from Nasdaq stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification letter stated that we had until February 28, 2012 to regain compliance with the Bid Price Rule. In accordance with Marketplace Rule 5810(c)(3)(a), to regain compliance the closing bid price of the our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days.

If our common stock bid price does not meet Nasdaq’s minimum requirement to remain on the Nasdaq Capital Market, we may execute a reverse split, take other remedial actions, or elect to move back to the OTCBB, which is generally considered to be more “thin” and less liquid than trading on the Nasdaq’s Capital Market. However, a reverse split, moving to the OTCBB or other remedial actions could adversely impact our stock price and lead to a number of other negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws, fewer business development opportunities and greater difficulty in obtaining financing.

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

Shares eligible for future sale may adversely affect the market for our common stock.

As of March 22, 2011, we had a significant number of convertible or derivative securities outstanding, including 60,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $1.25 per share and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

In addition, from time to time, certain of our shareholders may be eligible to sell all, or a portion of, their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, or under effective resale prospectuses. Any substantial sale of our common stock pursuant to Rule 144 or any resale prospectus may have an adverse effect on the market price of our securities.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Through February 11, 2008, our common stock was quoted on the OTCBB under the symbol "SHNL.OB." Our common stock is currently traded on the Nasdaq Global Market under the symbol "BEST."1 The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

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

_________________________
1
On September 1, 2011, we received a letter from Nasdaq indicating that we had failed to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for our common stock as required by the Bid Price Rule, and therefore, we were not in compliance with the Bid Price Rule as of September 1, 2011.

The letter also disclosed that in the event that we do not regain compliance with the Bid Price Rule by February 28, 2012, we may be eligible for additional time. We would be required to meet certain continued listing requirements and the initial listing criteria for The Nasdaq Capital Market except for the bid price requirement and will need to provide written notice of our intention to cure our deficiency during the second compliance period.  If we meet these criteria, Nasdaq Staff will notify us that we have been granted an additional 180 day compliance period.  If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our common stock will be delisted.  At that time, we can appeal Nasdaq's determination to delist our common stock to a Nasdaq Hearings Panel.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2011.

Shiner International, Inc.

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	November 15, 2011
Qingtao Xing

*	Interim Chief Financial Officer	November 15, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	November 15, 2011
Yuet Ying

*	Director	November 15, 2011
Michael J. Antonoplos

*	Director	November 15, 2011
Brian G. Cunat

*	Director	November 15, 2011
Jian Fu

*	Director	November 15, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact