Form 10-K/A
period 2010-12-31
Shiner International, Inc.
filed 2011-11-29
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 6)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) for Shiner International, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) was filed for the purpose of (i) amending Part I, Item 1. - Business, Part II, Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8. - Financial Statements and Supplementary Data and Exhibits 31.2 and 32.2. in response to certain comments from the SEC and (ii) providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) was filed to amend Part II, Item 8. - Financial Statements and Supplementary Data and Item 9A – Controls and Procedures in response to certain comments from the SEC. Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) and Amendment No. 4 (“Amendment No. 4”) were filed to amend Part II, Item 8. - Financial Statements and Supplementary Data in response to certain comments from the SEC and Amendment No. 5 (“Amendment No. 5”) was filed to amend Part I, Item 1A – Risk Factors and Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in response to certain comments from the SEC. This Amendment No. 6 (“Amendment No. 6” and, together with Amendments Nos. 1, 2, 3, 4 and 5, the “Amendment”) is being filed solely to amend this Explanatory Note to the Annual Report on Form 10-K. Updated exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 are also included in this Amendment No. 6.

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

[image]

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

[image]

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

Shiner International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The following tables summarize the Company’s segment information for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Revenues from unrelated entities
BOPP tobacco film	$16,830,883	$13,744,191
Coated film	23,474,569	10,242,579
Color printing	3,707,089	2,737,614
Advanced film	14,152,869	7,792,443
	$58,165,410	$34,516,827

Intersegment revenues
BOPP tobacco film	$12,058,029	$13,164,825
Coated film	5,159,125	9,147,994
Color printing	1,459,535	1,942,080
Advanced film	-	-
	$18,676,689	$24,254,899

Total Revenues
BOPP tobacco film	$28,888,912	$26,909,016
Coated film	28,633,694	19,390,573
Color printing	5,166,624	4,679,694
Advanced film	14,152,869	7,792,443
Less Intersegment revenues	(18,676,689)	(24,254,899)
	$58,165,410	$34,516,827

Income (loss) from operations
BOPP tobacco film	$2,913,671	$1,562,222
Coated film	454,051	(1,214,520)
Color printing	(694,795)	(1,066,905)
Advanced film	2,216,200	782,412
Holding Company	(260,986)	(256,343)
	$4,628,141	$(193,134)

Interest income
BOPP tobacco film	$2,196	$-
Coated film	3,061	-
Color printing	483	772
Advanced film	4,760	30,637
Holding Company	1,338	563
	$11,838	$31,972

Interest Expense
BOPP tobacco film	$59,282	$66,772
Coated film	99,845	64,230
Color printing	19,409	-
Advanced film	51,151	34,133
Holding Company	-	-
	$229,687	$165,135

Income tax expense (benefit)
BOPP tobacco film	$387,277	$-
Coated film	60,351	-
Color printing	-	-
Advanced film	371,141	112,481
Holding Company	-	-
	$818,769	$112,481

Net Income (loss)
BOPP tobacco film	$2,469,308	$995,450
Coated film	728,192	(1,031,448)
Color printing	(713,721)	(566,521)
Advanced film	1,924,417	758,967
Holding Company	(260,043)	(256,249)
	$4,148,153	$(99,801)

Provision for depreciation
BOPP tobacco film	$836,268	$846,051
Coated film	133,254	169,210
Color printing	339,433	345,355
Advanced film	318,156	287,023
Holding Company	-	-
	$1,627,111	$1,647,639

	As of December 31, 2010	As of December 31, 2009
Total Assets
BOPP tobacco film	$14,680,846	$16,121,520
Coated film	24,720,052	15,507,909
Color printing	4,805,203	2,230,665
Advanced film	10,141,213	7,154,510
Holding Company	1,570,372	181,217
	$55,917,686	$41,195,821

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 2011.

Shiner International, Inc.

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	November 29, 2011
Qingtao Xing

*	Interim Chief Financial Officer	November 29, 2011
XueZhu Xu	(Chief Accounting Officer)

*	Chairman of the Board of Directors	November 29, 2011
Yuet Ying

*	Director	November 29, 2011
Michael J. Antonoplos

*	Director	November 29, 2011
Brian G. Cunat

*	Director	November 29, 2011
Jian Fu

*	Director	November 29, 2011
Zhenhuan Yuan

* By:	/s/ Qingtao Xing
Qingtao Xing
Attorney-in-fact