Form 10-K
period 2011-12-31
Shiner International, Inc.
filed 2012-04-12
CIK 1369774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $9.54 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” a PRC company, and Shimmer Sun Ltd., or “Shimmer Sun,” a PRC company; its 30% minority-owned subsidiary, Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern”, a PRC company; Shiny-Day’s wholly-owned subsidiary, Hainan Shiner Industrial Co., Ltd., or “Shiner Industrial,” a PRC company, and its 40% minority-owned subsidiary, Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” a PRC company; Shiner Industrial’s 70% majority-owned subsidiaries, Zhuhai Modern and Shanghai Juneng Functional Film Company, Ltd. or “Shanghai Juneng,” a PRC company, and its 60% majority-owned subsidiary, Hainan Modern; Shimmer Sun's wholly-owned subsidiary, Hainan JingYue New Materials Co., Ltd., a PRC company (“Jingyue”); Jingyue’s wholly-owned subsidiary, Hainan Shunhao New Materials Co., Ltd. , a PRC company (“Shunhao”); Shunhao’s wholly-owned subsidiary, Hainan Yongxin Environmental Co., Ltd., a PRC company (“Yongxin”) and Yongxin’s 65% majority-owned subsidiary company, Ningbo Neisuoer Latex Co., Ltd., or "Ningbo," a PRC company;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

●	“China,” “Chinese” and “PRC” are to the People’s Republic of China; and

●	“BVI” are to the British Virgin Islands.

PART I

ITEM 1.  BUSINESS.

Overview

We were incorporated in Nevada in November 2003, but since July 2007, have been headquartered in Hainan, China.  Through our operating subsidiaries, Hainan Shiner, Shiny-Day, Hainan Modern, Zhuhai Modern, Shimmer Sun, Ningbo and Shanghai Juneng we manufacture and sell packaging and Advanced plastic film to manufacturers and producers in China.  We also sell three of our products, Advanced film, coated film, and color printing, in international markets through a network of distributors and converters.

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments: bi-axially oriented polypropylene, or BOPP, film for wrapping tobacco; water-based latex; coated film; color printed packaging; and advanced film.  Our products are sold to customers in the food, tobacco, chemical, medical and pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing industries.  Our current production capacity consists of: five coated film lines with a total capacity of 15,000 tons a year; one BOPP tobacco film production line with a total capacity of 3,500 tons a year; one BOPP film production line with a total capacity of 7,000 tons a year; three color printing lines; four Advanced film lines with a total capacity of 2,500 tons a year; and two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

	Percent of Total Revenue
Product	2011	2010
BOPP tobacco film	51%	29%
Water-based latex	1%	0%
Coated film	30%	40%
Color printed packaging	7%	7%
Advanced film	11%	24%

During the fiscal year ended December 31, 2011, each of our business segments contributed 51%, 1%, 30%, 7% and 11%, respectively, of our total revenue, compared to 29%, 0%, 40%, 7% and 24%, respectively, for the fiscal year ended 2010. International sales for the fiscal year ended December 31, 2011 were $12.1 million, or 16.1%, of our total revenues and were a $1.1 million or 10.5% increase from the $11.0 million in international sales for the fiscal year ended December 31, 2010.

We have 19 patents by the State Intellectual Property Office of China and have 10 patent applications relating to our products and manufacturing processes pending.  Although our patents and processes provide us with a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business as a whole.

Corporate History and Structure

We were incorporated in Nevada on November 12, 2003 as Cartan Holdings Inc. Until July 23, 2007, we were an exploration stage company involved in the search for mineral deposits and owned a 100% undivided right, title and interest in and to the mineral property known as the “Cartan Mineral Claim,” which expired on December 15, 2007.

Acquisition of Shiny-Day

On July 23, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization with Sino Palace Holdings Limited, or Sino Palace, a corporation formed under the laws of the British Virgin Islands. Pursuant to the share exchange agreement, we acquired from Sino Palace all of the issued and outstanding capital stock of Shiny-Day, a PRC company, in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the stockholders of Sino Palace. As a result of the acquisition, Shiny-Day and its subsidiaries, Zhuhai Modern and Shiner Industrial became our wholly-owned subsidiaries.

•	Shiny-Day, formed on March 19, 2004 and acquired on July 23, 2007 with a registered capital of $8,000,000, engages in the business of manufacturing and sales of color printing, plastic and rubber type products.

•	Shiner Industrial, formed on May 21, 2003 with a registered capital of RMB100,000 (approximately $15,873), engages in the business of manufacture and sales of plastic film, packaging materials, PVDC latex and PVOH and R&D, manufacture, application and sales of anti-counterfeit film

•	Zhuhai Modern, formed on October 27, 2006 with a registered capital of RMB5,000,000 (approximately $79,365), engages in the business of manufacturing and sales of color printing, plastic and rubber type products, and packaging materials and R&D for flexible packaging materials.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries – Shiner Industrial, Shiny-day and Hainan Hi-Tech – into Shiner International. Shiny-day and Hainan Hi-Tech are currently inactive subsidiaries of the Company.

Establishment of Shanghai Juneng

On September 20, 2010, we commenced operations of our 70% majority-owned subsidiary, Shanghai Juneng. The remaining 30% minority interest in Shanghai Juneng is held by Shanghai Shifu Material Co., Ltd., an unaffiliated third-party.. Shanghai Juneng was formed on July 21, 2010 for the purpose of wholesale and retail of plastic film and packaging materials, chemical products, labels and anti-counterfeit film. Shanghai Juneng currently markets and sells food safety packaging products to domestic food producers.

Acquisition of Shimmer Sun

On May 2, 2011, we entered into an equity transfer agreement with Fu Zhiyong, pursuant to which we acquired Shimmer Sun from Fu Zhiyong for an aggregate purchase price of $3,200,000. As a result of the transaction, Shimmer Sun became our wholly-owned subsidiary and its subsidiaries and indirect subsidiaries, Jingyue, Shunhao, Yongxin and Ningbo became our indirect subsidiaries.

•	Jingyue, formed on January 25, 2011 with a registered capital of HK$3,900,000 (approximately $495,237), engages in the business of sales of plastic film packaging, printing products, anti-counterfeit and packaging materials, water-based latex, and related consulting and technological services.

•	Shunhao, formed on March 15, 2011 with a registered capital of RMB2,500,000 (approximately $396,825) , engages in the business of sales of plastic film, packaging and printing products, anti-counterfeit and packaging materials, water-based latex, and related consulting and technological services.

•	Yongxin, formed on April 15, 2011 with a registered capital of RMB2,000,000 (approximately $317,460), engages in the business of sales of water-based latex, plastic film and packaging printing products, and R&D application and sale of anti-counterfeit technology products.

•	Ningbo, formed on May 8, 2007 with a registered capital of RMB 2,080,000 (approximately $330,158) , engages in the business of manufacture and R&D and processing of PVDC latex series of products and being an import and export agent for latex products and technologies.

The following chart reflects our organizational structure as of the date of this report:

Shimmer Sun Ltd Co., Ltd.
(People's Republic of China)
100%
Shiner International, Inc.
(Nevada, USA)
100%
100%
Hainan JingYue New Material Co.Ltd
(People's Republic of China)
Hainan Shiny-Day Color Printing Pkg. Co., Ltd.
(People's Republic of China)
100%
100%
30%
40%
Hainan Shunhao New Materials Co.,Ltd
(People's Republic of China)
Hainan Shiner Industrial Co., Ltd.
(People's Republic of China)
100%
60%
70%
70%
Hainan Yongxin Environmental Co.,Ltd
(People's Republic of China)
Hainan Modern Hi-Tech Industrial Co., Ltd.
(People's Republic of China)
Zhuhai Huanuo Pkg. Material Co., Ltd.
(People's Republic of China)
65%
Ningbo Neisuoer Latex Co., Ltd.
(People's Republic of China)
Shanghai Juneng Functional Film Co., Ltd.
(People's Republic of China)

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is accessible at www.shinerinc.com.

Our Growth Strategy

Our principal business objective is to grow our market share in the flexible packaging film business and continue to expand domestically and internationally by pursuing the following key strategies:

•	Increase our market share by expanding our sales network and customer service. We believe the flexible packaging industry in China has substantial growth potential. In order to penetrate the key markets, we plan to set up a processing factory and warehouse in Shanghai. We plan to attract new customers and increase our market share by increasing our existing sales and marketing activities and strengthening our customer service within and outside of China. We plan to strengthen our customer service network by establishing a global customer service center located in Shanghai.

•	Continue to expand our production capacity with a focus on key geographic markets. We plan to increase our production capacity through potential acquisitions or installation of new production lines, or both, to meet the expected increase in the demand for our products. We foresee industry consolidation and believe we are well positioned to benefit from such a market trend. We believe we are in a position to acquire companies with advanced technology and a good customer base to expand our production capacity.

•	Strengthen our R&D capabilities, expand our product portfolio and improve our production efficiency. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrades and collaborative R&D programs. We will focus our R&D efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demands for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality while lowering production costs.

•	Strategically explore value-enhancing acquisitions and/or joint ventures to further grow our market share. To date, we have relied on organic expansion to achieve growth. We may strategically explore value-enhancing acquisitions and/or joint ventures to further grow our market share. We may also consider targeted acquisitions or investments where we stand to gain access to additional production capacity or proprietary technology relating to packaging, which we believe may further enhance our current products and services, and expand our position in key markets.

•	Further expand and penetrate selective international markets. We plan to continue our efforts to move beyond the PRC market and establish new sales offices in select markets to grow as a flexible packaging provider in 2012 and beyond. These new sales offices will allow us to maintain closer relationships and contacts with the end users of our products, improving our responsiveness and our ability to gather intelligence and feedback.

Industry Overview and Outlook

PRC Package Industry

We manufacture and distribute advanced packaging film products in China. China’s packaging industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. Domestic consumption has always been considered by the Chinese government as one of the key drivers for national economic growth. Over the past several years, the Chinese government has released a number of industry policies and measures to encourage domestic consumption that would benefit the packaging industry. In July 2008, the Ministry of Finance of China established a fund to support the development of new and innovative products and technologies for the packaging industry, focusing on environmental protection, energy efficiency and renewable applications. According to China Packaging Federation, the Chinese packaging market reached over RMB1.0 trillion (approximately $147.5 billion) in 2009 and is estimated to have reached over RMB1.4 trillion (approximately $216.7billion) in 2011. China is the second largest packaging market in the world since 2008. According to Euromonitor International’s Packaging Industry in China Report in January 2009, the packaging industry became China’s 14th largest industry sector and contributes about 2.5% of the country’s GDP.

Market Trends

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

•	Rapid Economic Growth and Rising Disposable Income. The growth of the flexible packaging industry is highly correlated with economic growth as the demand for packaging products is driven by improving demographic trends, including living standards and urbanization, as well as expanding industrial output. According to China National Bureau of Statistics, China is one of the fastest growing economies, its GDP having grown rapidly with a compound annual growth rate of 16.0% in the past five years. Per capita disposable income of urban households had a compound annual growth rate of 11.8% over the past ten years and per capita disposable income of rural households had a compound annual growth rate of 9.6% during the same period. China’s economy is expected to continue to grow in the next few years with an average GDP growth forecast of 8.4% from 2009 to 2014 by the World Bank.

•

High Growth of the Domestic Consumer Sectors. The main customers of the flexible packaging industry are consumer and industrial goods manufacturers that use corrugated paper cartons for packaging and shipping their products, including food and beverage, daily necessities, pharmaceuticals, and consumer goods. Catalyzed by the high growth of per capita disposable income and a series of favorable government policies, retail sales of consumer goods in China have grown rapidly and reached RMB18.4 trillion (approximately $2.8 trillion) in 2011, representing a compound annual growth rate (CAGR) of 17.1% from 2004, according to China National Bureau of Statistics. The continued robust growth in retail sales of consumer goods has had a significant positive impact on the demand for flexible packaging products.

•	Substitution to Other Packaging Materials Due to Environmental Concerns. With environmental concerns becoming an increasingly important topic around the world, the Chinese government is demanding more environmentally friendly properties in packaging materials. Packaging materials are expected to be energy saving, toxic-free, reusable, degradable and multi-functional. Compared to packaging materials made of metal, plastic, wood or glass, flexible packaging film has always been regarded as relatively “greener packaging” due to its lighter weight and degradable qualifies, along with the ease of storage, shipment and processing.

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

Flexible Packaging Material

We primarily use biaxially-oriented polypropylene (“BOPP”) as the base film from which more sophisticated films, such as Advanced, coated and tobacco films are produced. There are multiple manufacturers of BOPP film in China qualified to meet international standards. BOPP refers to the manufacture of polypropylene films using an orienting system. BOPP is manufactured by three different processes, with resulting films having different properties. BOPP films are widely used in printing, lamination and over-wrap packaging. The main benefits of BOPP films are its stiffness, durability, high tensile strength and clear optics. The film is light-weight, non-toxic, odorless, transparent, glossy, temperature and moisture-resistant, and retains high barrier resistance, making it suitable for many forms of flexible packaging, printing, laminating, and other applications. We sell our products to packaging customers and distributors in China and throughout Asia, and have been expanding out international business in the Middle East, Australia, North America and Europe.

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

Advanced Film

Advanced film is a specialty product derived from BOPP film and embossed with an advanced technology, multi-dimensional insignia that creates eye-catching images and makes it easier for user’s to increase brand identity. We use proprietary technology to develop specialized Advanced film products. Losses from piracy and counterfeiting affect a wide number of industries including: music and video publishing, food, medicine, cosmetics, cigarettes and liquor. Advanced film is generally used in the packaging of high-end cigarettes, DVDs and other frequently imitated or pirated products.

Manufacturing

Our production facilities for packaging film are located in Haikou, Hainan Province and Zhuhai, Guangdong Province in the PRC and our water-based latex production facilities are located in Ningbo, Zhejiang Province. Our production facilities are more fully discussed in Item 2, “Properties.”

Our products have been ISO9001:2000 accredited since 2003. We believe stringent quality control standards are crucial to our success and the continuous growth of our business. In order to maintain such standards, we conduct inspection at all stages during the production process. In that regard, we have adopted a quality management system covering the sourcing of raw materials, each stage of production, the delivery of final products, and post-sales quality control. We also provide employees with continuous training in order to help reduce the frequency of repeated errors. Below chart is our production process.

Our current production capacity consists of:

•	five coated film lines with a total capacity of 15,000 tons a year;
•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;
•	one BOPP film production line with a total capacity of 7,000 tons a year;
•	three color printing lines;
•	four advanced film lines with a total capacity of 2,500 tons a year; and
•	Two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

Awards and Certifications

Our subsidiary, Shiner Industrial, has received the following awards and certificates, each of which, we believe, is an indication of our achievements, the quality of our products and makes us more attractive to potential customers and therefore a more competitive company both in the local and international markets:

Date	Award/Certificate	Issuing Authority
November 2003 (1)	ISO 9001:2000 Certificate	China Certification Center for Quality Mark

September 2007	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

January 2010	Awarded as one of the Top Ten Leading Enterprises in China food packaging industry	CNTV.COM, the website for China Network Television

December 2010	Designated as “Advanced Enterprise of Chinese Plastic Industry”	China Packaging Federation

December 2010	2010 China Packaging Brand Excellence Award	China Packaging Federation
December 2010	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

May 2011	Packaging Film Public R&D Platform	Hainan Provincial Department of Commerce

July 2011	Hainan independent innovation excellent research and development team	Hainan Industry and Information Department

September 2011	High and New Technology Enterprise Certificate	Provincial Science and Technology Department

(1)	ISO 9000 certification has become an international reference for quality management requirements in business-to-business dealings. This certification enables us to compete on many more markets around the world and provides our customers with assurances about our quality, safety and reliability.

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

Raw Materials and Suppliers

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

BOPP is a major raw material for our flexible packaging films; our Zhuhai BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs. As a result, in 2011 we were able to reduce our raw material costs by approximately $75per metric ton.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions. None of our suppliers accounted for more than 10% of raw material purchases in 2011.

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

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 70% market share of the Chinese domestic coated film output in 2011. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service. We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders. Our largest domestic customer, Xufuji Co., Ltd., a manufacturer of cakes and snack foods, accounted for approximately 6% of our coated sales in China and 2% of our total sales in 2011.

During 2011, our top 10 customers accounted for approximately 70% of our total international coated film sales with an average sale of $400,000 per customer. Approximately 40% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 50% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. Our largest international customer, Impak Films Pty. Ltd. (“Impak”), an Australian packaging distributor, accounted for approximately 10% of our coated film sales and 3% of our total sales in 2011.

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

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements. Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 34% of color printing sales in 2011.

Advanced Film

We introduced Advanced film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co. (“Vintaba”), the tobacco production company of the Government of Vietnam. Our Advanced product sales were approximately $8.1 million in 2011, of which Vintaba accounted for approximately 17.3% and the Hainan Yeshu Group accounted for approximately 11% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

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

During 2010 and 2011, we spent approximately $2.8 and $1.4 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films. In 2011, we spent approximately $2,8 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties. All R&D costs are funded through our operating cash flow and are expensed as incurred.

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

Intellectual Property

We hold 19 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China.

Name of Patents	Patent No.	Issue Date
Acrylic Acid Coated Film & Its Manufacturing Methods	ZL2005100777111.3	Jan 31,2007
BOPP Tobacco Film & Its Manufacturing Methods	ZL03102455.6	Jan 31,2007
BOPP Shrinkable Monofilm & Its Manufacturing Methods	ZL03149870.1	Nov 15,2006
Production System of Microwave Drying Coated Film	ZL03149871.X	March 22,2006
Heat-sealed Printing Films	ZL03242094.3	May 12,2004
Printing Films for Tobacco Packaging	ZL02244326.6	April 2,2003
Coating Device for Films	ZL03265702.1	Aug 11,2004
A Kind of Reverse Gravure Coating Device	ZL03263561.3	Aug 4,2004
A Kind of Packaging Film	ZL02285887.3	Dec 3,2003
Laser Hologram Advanced Films	ZL02282170.8	Aug 4,2004
Color Fiber Advanced Films	ZL01269865.2	Dec 4,2002
Molding Equipment for Advanced Shrinkable Films	ZL01226489.X	May 15,2002
A Kind of Coated Film& Its Manufacturing Methods	ZL200510075370.2	May 16,2007
BOPP Shrinkable Tobacco film & Its Manufacturing Methods	ZL01118669.0	May 14, 2008
Manufacturing Methods for Heat Shrinkable Coated Films	031498728	March 27, 2009
A Kind of Heat-sealed BOPP Film	200810177464.4	March 24, 2010
Coated Film Latex for Low Temperature Heat-sealed High Barrier Food Packaging &Its Manufacturing Methods	ZL200810120694.7	February 10, 2010
A Modified PVOH Coated Film for Print &Its Manufacturing Methods	ZL201010208100.5	January 11, 2012
Methods for Producing Coated Film	US8007873B2	August 30, 2011

We have additional products and production equipment for which 10 patent applications are currently pending which we expect to receive approval for in 2011. Our current patents expire between 2012 and 2030. We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 470 full-time, and no part-time, employees.

The following table sets forth the number of our employees by function.

Department	Number of Employees
Executives	17
R&D	21
Human Resources	5
Manufacturing	391
Finance	14
Marketing & Sales	19
Other	3
Total	470

Each employee must enter into multiple employment contracts, including a non-competition agreement, which are then filed with the municipal government. All employees receive a base monthly salary. Executive employees are also entitled to a year-end bonus based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus calculated on the basis of the quality of the products produced, and their respective contribution to volume, safe production, correct use of equipment and energy saving. Our production employees are not subject to collective bargaining agreements. However, we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension plan mandated by Chinese municipal and provincial governments. Benefits include social security, pension benefits, and medical insurance. The Company contributes approximately 37% of annual salaries to the pension plan on behalf of all qualified employees.

We believe that we are in material compliance with relevant PRC labor laws.

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

Additionally, our products are subject to regulation by agencies of the provincial government of Haikou responsible for food packaging and hygiene and the regulatory schemes of international governmental authorities governing the food safety, quality and hygiene of our customers. The safety, quality and hygiene requirements of many of our customers, especially those located internationally, exceed government requirements in China. Our PVDC and all coated films have already met FDA requirements, as well as the requirements for food products packaging sold in the European Economic Community (“EEC”).

Business registrations, our production processes, and certain products are certified on a regular basis and must be in compliance with the laws, rules and regulations of various governments and industry agencies. Our subsidiaries have been assessed and certified as meeting the requirements of ISO 9001:2000 for designing and manufacturing BOPP films, PVDC coated film, BOPP laser holographic Advanced film for packaging by the SGS Group.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge for air, water and noise pollution. We believe we are in compliance with such laws and regulations.

In 2011, we incurred expenses of approximately $15,000, to comply with governmental and environmental regulations in China.

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

Our Advanced film is unique; as such we do not have a direct competitor for this product. However, established international producers such as Applied Extrusion Technologies, Inc. and Innovia Films Ltd. do produce their own Advanced films based mainly on printed holograms, which are relatively simple to duplicate. Rather than direct competition, we are focusing on marketing efforts on awareness and educating buyers as to the superior quality of our products over these hologram-based counterfeit films.

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

Competitive Strengths

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

•	Established long-term relationships with reputable customers in diversified end markets. We have established an extensive customer base in a wide variety of industries, including food, beverage, cigarette, pharmaceuticals, chemicals, and other consumer and industrial goods. We believe this wide range of end markets reflects the strength of our experience and reputation as a qualified flexible packaging and advanced film producer, as well as the broad range of available markets for our products. Many of our customers are PRC’s Top 500 enterprises, and we believe we are well positioned to benefit from our established customer relationships.

•	Ability to provide customized products and solutions. As part of our differentiation strategy, we work closely with customers to understand and design innovative products based on our ability to formulate different blends of resins and additives to produce film with specific properties for our customers based on their unique requirements. This strategic advantage is difficult for our competitors to duplicate given the technological and manufacturing flexibility that it demands. As a result of our diverse, high quality product offering, we have been able to increase pricing of our certain coated film products.

•	One-stop service. We are able save customers both lead-time and costs by providing one-stop service in which we not only sell the film but also develop the production processes that produce the end packaging product.

•	Advanced production facilities and stringent quality control. We continually invest in our production capabilities and furnish our facilities with advanced equipment. Our products have been ISO9001:2000 accredited since 2003. We believe stringent quality control standards are crucial to our success and the continuous growth of our business. In order to maintain such standards, we conduct inspection at all stages during the production process. In that regard, we have adopted a quality management system covering the sourcing of raw materials, each stage of production, the delivery of final products, and post-sales quality control. We also provide employees with continuous training in order to help reduce the frequency of repeated errors.

•	Strong R&D capabilities. We have an experienced R&D team of 21 professionals. The team has successfully developed new products and technologies, which have led to 16 patents and 10 pending patent applications. We also work with reputable academic and research institutions to undertake specific R&D projects. In 2006, we entered into a five-year research agreement with China’s Science & Technology University. Under the terms of this agreement, six professors, all holding advanced degrees, work in conjunction with our R&D team. Shiner owns the proprietary rights to all findings to dedicated research projects which are undertaken at our request. We pay the university estimated fees of $12,850 annually under this agreement. This agreement was renewed in 2010 for an additional five years on the same terms.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

Our Advanced technology may not satisfy the changing needs of our customers.

With any Advanced product authentication technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs. While we have already established successful relationships with Chinese customers with regard to our products, our customers’ ultimate needs may change or vary, thus introducing variables which may affect the ability of our proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

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

We may not be able to keep pace with rapid technological changes in the Advanced product industry.

The Advanced product authentication industry is a relatively new industry and market, especially in China and other parts of Asia, and continues to evolve in terms of customer/market needs, applications, and technology. We believe we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts in the Advanced product authentication industry. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own R&D, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

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

Intense competition in the Advanced and packaging markets may adversely affect our operating results.

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

In addition, we face competition from a substantial number of companies, which sell similar and substitute packaging products. Although we believe we have developed strategic relationships in China to best penetrate China’s market, we face competition from other providers, some of which have greater financial and human resources, have had a longer operating history, and have greater name recognition than we do. Many of these competitors have substantially greater financial and technical resources, production and marketing capabilities, and may have extensive production facilities, well-developed sales and marketing staffs and substantial financial resources. Competitive products are also available from a number of local manufacturers. This results in competition that is highly price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of product properties.

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

For example, the PET resin used in our coated film products is currently used as a raw material in China’s textile industry, and the market prices of PET resin may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply of, or significant increase in demand for, PET resin and additives may result in higher market prices and thereby increase our cost of sales. The prices of PET resin and additives are, to a certain extent, affected by the price movement of crude oil.

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

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically in China and abroad. We rely on patents, trademarks and licenses to protect our intellectual property. We also have patent applications pending in China, and have worked and continue to work closely with China’s patent officials to preserve our intellectual property rights. If we are unable to adequately protect or enforce our intellectual property rights with respect to our products, methods, processes and other technologies, our prospects for revenue growth could be significantly diminished. Additionally, if our products, methods, processes and other technologies infringe on the intellectual property rights of other parties, we could incur substantial costs.

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

Entry of new BOPP and Advanced film producers in China may increase the supply of, and decrease the prices of, BOPP and Advanced film in the industry, and hence lead to a decline in our profit margins.

We believe we are currently one of the few producers of BOPP and Advanced film in China with R&D capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and Advanced film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and Advanced producers will also lead to an increase in the industry supply of BOPP and Advanced film resulting in more competitive pricing. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

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

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. In 2011, we incurred expenses of approximately $15,000 to comply with environmental and safety laws.

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

As a manufacturer of food-related products, we are subject to extensive governmental regulation. For example, we are subject to the Food Safety Law (“FSL”) and the rules and regulations promulgated thereunder. We cannot assure stockholders that in the future the PRC food safety and hygiene laws will not become more onerous, providing for stricter and more comprehensive monitoring and regulation of food-related product manufacturers, which may lead to an increase in our costs of complying with such regulations resulting in a material adverse effect on its results of operations. In 2011, we incurred expenses of approximately $30,000 to comply with the FSL.

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

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. China’s government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years, China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by our government. In addition, China government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

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

China’s tax system is in a state of flux, and it is anticipated that China’s tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

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

Furthermore, non-resident individual investors may be required to pay PRC individual income tax at a rate of 20% on interests or dividends payable to the investors or any capital gains realized from the transfer of shares if such gains are deemed income derived from sources within the PRC. Under the PRC Individual Income Tax Law, or IIT Law, non-resident individual refers to an individual who has no domicile in China and does not stay in the territory of China or who has no domicile in China and has stayed in the territory of China for less than one year. Pursuant to the IIT Law and its implementation rules, for purposes of the PRC capital gains tax, the taxable income will be the balance of the total income obtained from the transfer of the shares minus all the costs and expenses that are permitted under PRC tax laws to be deducted from the income. If we are considered a ’‘resident enterprise’’ and relevant competent PRC tax authorities consider dividends we could pay with respect to our shares and the gains realized from the transfer of our shares to be income derived from sources within the PRC, such gains earned by non-resident individuals may be subject to PRC withholding tax at a rate of 20%. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors that are non-resident individuals or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

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

We face uncertainty from China’s “Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer” that was released in December 2009 with retroactive effect from January 1, 2008.

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

There is uncertainty as to the application of Circular 698.  For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO OUR SECURITIES

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the six month period from August 15, 2007 through February 11, 2008, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.74 per share and $2.00 per share, respectively. Prior to that date, our common stock was traded sporadically on the “pink sheets.” Since our commencement of trading on the Nasdaq Capital Market on February 12, 2008 through December 31, 2012, the high and low sales prices of our common stock were $8.74 and $0.34. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock.  On September 1, 2011, we received a letter from Nasdaq stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification letter stated that we had until February 28, 2012 to regain compliance with the Bid Price Rule. In accordance with Marketplace Rule 5810(c)(3)(a), to regain compliance the closing bid price of the our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days. On February 29, 2012, the Company received a second letter from NASDAQ notifying the Company that it had not regained compliance during the initial 180-day grace period, but that NASDAQ was granting the Company an additional 180-day grace period, or until August 27, 2012, to regain compliance. NASDAQ’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and on the Company’s written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

As of March 27, 2012, we had a significant number of convertible or derivative securities outstanding, including 60,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $1.25 per share and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

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

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are currently approximately 27,941,491 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to compensate our employees and/or directors. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of investors in this offering; and

•	may adversely affect prevailing market prices for our common stock.

Our directors and senior management own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

The Chairman of our board of directors owns approximately 41.82% of our outstanding common stock and, together with our other directors and senior management, they own approximately 42.35% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently have land use rights to approximately 40.32 acres consisting of manufacturing facilities, warehouse and office buildings in China. The chart below lists all facilities owned by us.

Location	Type of Facility	Size of Land (acre)
19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province	Principal executive offices	0.23

Taipingpo, Yongxing Town, Xiuying District, Haikou, Hainan Province	Manufacturing facilities and warehouse	11.90

Shiziling Feidi Industrial Park, Haikou, Hainan Province	Manufacturing facilities	25.00

Pingshasan Road, Pingsha Town, Jinwan District, Zhuhai, Guangdong Province	Manufacturing facilities	3.13

Room 307, 3rd Floor, Unit 3, Lane 1800, Xinsongjiang Road, Songjiang District, Shanghai	Sales office	0.06

Hainan Factories

We have been granted the right to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. With respect to two of these plots, our rights run through January 2059 and, with respect to the third plot, our rights run through October 2060. Our original Hainan Factory currently has one BOPP tobacco film production line with total capacity of 3,500 metric tons per year, three Advanced film lines with an annual capacity of 1,000 metric tons, three coated film lines with an annual capacity of 6,000 metric tons and two 8-color printing lines. Our original Hainan Factory consists of four buildings dedicated to film production and administrative offices. We made one-time payment of RMB2,667,879 (approximately $322,013) for the right to use the land.

In 2009, we purchased a plot of land and entered into a 10-year lease for an adjacent, then-undeveloped, plot from Hainan Xiandai Keji Group, in the Hainan Shiziling Feidi Industrial Park and began construction of a new manufacturing facility there. We completed phase 1 of construction on our new manufacturing facility in Hainan in May 2010 and have successfully begun operations. The new facility in Hainan is a well-designed industrial park, with a total factory space of approximately 500,000 square feet. The new plant allows us to consolidate operations and processes from three separate locations into this central location; which will provide immediate operational efficiencies, improved quality control and cost savings. We believe this new facility provides us with the opportunity to better serve international customers and puts Shiner in a better competitive position to win new business. We have no rental obligations for this property through 2012.

We built a new BOPP tobacco film production line that was launched in the fourth quarter of 2011. The new line is in a fully automated plant equipped with state-of-the-art production machinery from Germany and England. We expect this additional production line to increase our annual BOPP tobacco film capacity by an additional 10,000 metric tons.

Zhuhai Factory

We completed the construction of our Zhuhai Factory in 2006 to meet the growing demand for BOPP films. The Zhuhai Factory is equipped with one BOPP film production line with an annual capacity of 7,000 metric tons, two coated film lines with an annual capacity of 9,000 metric tons, one Advanced film line with an annual capacity of 1,500 metric tons and one 10-color printing line. We lease the Zhuhai Factory for approximately $387,000 per year and our lease runs through 2016.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market Information

Through February 11, 2008, our common stock was quoted on the OTCBB under the symbol “SHNL.OB.” Our common stock is currently traded on the Nasdaq Global Market under the symbol “BEST.” The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$1.69	$1.04	$1.65	$1.13
Second Quarter	1.17	0.80	1.39	0.89
Third Quarter	1.03	0.68	1.10	0.85
Fourth Quarter	0.84	0.34	1.52	1.02

On March 27, 2012, the closing price of our common stock as reported on Nasdaq was $0.44 per share.

Holders

As of March 27, 2012, there were 27,941,491 shares of our common stock outstanding held by approximately 67 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

Except for dividends paid to those persons who held shares of our common stock prior to the consummation of the share exchange transaction discussed in this Annual Report on Form 10-K, we have not paid any cash dividends on our common stock and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	120,000	$1.03	0
Equity compensation plans not approved by security holders	0	$0.00	0
Total	120,000	$1.03	0

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

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments: bi-axially oriented polypropylene, or BOPP, film for wrapping tobacco; water-based latex; coated film; color printed packaging; and advanced film.  Our products are sold to customers in the food, tobacco, chemical, medical and pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing industries.  Our current production capacity consists of: five coated film lines with a total capacity of 15,000 tons a year; one BOPP tobacco film production line with a capacity of 3,500 tons a year; one BOPP film production line with a capacity of 7,000 tons a year; three color printing lines; four anti-counterfeit film lines with a total capacity of 2,500 tons a year; and two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2011 and 2010:

	Percent of Revenue
	2011	2010
BOPP tobacco film	51.0%	28.9%
Water-based latex	0.5%	0.0%
Coated film	30.1%	40.4%
Color printing	7.6%	6.4%
Advanced film	10.8%	24.3%
	100.0%	100.0%

We have 19 patents by the State Intellectual Property Office of China and have 10 patent applications relating to our products and manufacturing processes pending.  Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is www.shinerinc.com.

Results of Operations

Comparison of the Year Ended December 31, 2011 and 2010

			$	%
	2011	2010	Change	Change
Revenues	$75,294,512	$58,165,410	$17,129,102	29.4%
Cost of goods sold	65,275,356	48,361,075	16,914,281	35.0%
Gross profit	10,019,156	9,804,335	214,821	2.2%
Selling, general and administrative expenses	7,988,178	5,176,194	2,811,984	54.3%
Interest expense, net of interest income	1,093,095	217,849	875,246	401.8%
Other income (expense), net	1,404,336	649,800	754,536	116.1%
Exchange gain (loss)	61,442	(93,170)	154,612	-165.9%
Income tax expense	763,424	818,769	(55,345)	-6.8%
Net loss attributed to noncontrolling interest	102,239	8,079	94,160	1165.5%
Net income attributed to Shiner	$1,742,476	$4,156,232	$(2,413,756)	-58.1%

Revenues

Our revenue by business segment is as follows:

			$	%
Revenue by business segment	2011	2010	Change	Change
BOPP tobacco film	$38,407,457	$16,830,883	$21,576,574	128.2%
Water-based latex	383,729	-	383,729	n/a
Coated film	22,634,520	23,474,569	(840,049)	-3.6%
Color printing	5,736,812	3,707,089	2,029,723	54.8%
Advanced film	8,131,994	14,152,869	(6,020,875)	-42.5%
	$75,294,512	$58,165,410	$17,129,102	29.4%

The increase in revenue was primarily caused by an increase in domestic product volume. 83.9%, or $63.2 million, of our sales in 2011 were made to Chinese companies. In 2010, 81.1%, or $47.2 million, of our sales were made domestically. The Company provides coated film to its largest customer which manufactures snack cakes and our remaining top three customers are tobacco manufacturers which use our BOPP tobacco film.

Internationally, we sell three lines of products: Advanced film (anti-counterfeit film), coated film, and color printing. International sales for 2011 were $12.1 million, or 16.1%, of our revenues in 2011 as compared to 11.0 million or 18.9% of revenue for 2010. The increase was not significant. All international sales are indirect using a network of distributors and converters.

The increase in revenue of BOPP tobacco film is due to the increased volume and price, we derived an increase of $20.4 million due to increased sales volume and $1.2 due to higher unit prices for BOPP tobacco film. The decrease in revenue of coated film is due to the increased volume and decreased price, we derived an increase of $4.3 million due to an increased sales volume offset by a $5.2 million decrease in unit prices for coated film. The increase in revenue of color printing products is mainly due to the increase of volume. The decrease in revenue of Advanced film is due to the increase of volume and decrease of price. We derived an increase of $0.5 million due to an increase in sales volume offset by a $6.5 million decrease in unit prices for Advanced film.

Our five largest customers accounted for 7%, 4%, 3%, 3% and 3% of our revenue, respectively, for 2011 and 16%, 10%, 8%, 7% and 4% of our revenue, respectively, for 2010.

Cost of Goods Sold

Cost of goods sold increased $16.9 million, or 35.0%, from $48.4 million for 2010 to $65.3 million for 2011. The cost of goods sold was 86.5% and 83.1% of our revenue in the year ended 2011 and 2010, respectively. The principal cost component of our cost of goods sold is raw materials which includes petroleum. The increase in cost of goods sold year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations. We estimate an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period. There has not been a significant difference in the cost of goods sold percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a similar impact to our different product lines’ profitability.

The packaging industry requirements for the food industry mandate the use of non-benzene based products. To be environmentally friendly and improve work conditions in our factory, Shiner switched to non-benzene based ink products in a corporate effort to be green. This change also contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility. We had a favorable response from all of our customers at the time.

The percentage increase in our cost of goods sold for 2011 was influenced by a 70% increase in raw material costs due to petroleum price fluctuations; a 30% increase in the cost of labor; and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the cost of goods sold.

Gross Profit

Our gross profit for 2011 was $10.2 million, a profit margin of 13.3%, a decrease of 3.5% from 16.9% for 2010. The decrease in gross profit margin was primarily a consequence of an increase in overhead unit rates as a result of increased labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 54.3%, or $2.8 million, to $8.0 million for 2011 compared to $5.2 million in 2010. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses. Although we have strict standards to control our general and administrative expenses, we have increased our research and development expenditures as compared to 2010. The increase in selling, general and administrative expenses is mainly due to an increase of $1.4 million research and development expenses, an increase of $0.5 million for marketing activities and an increase of $0.5 million for insurance expenses.

Interest Expense, net

Interest expense, net for 2011 increased by 402%, or $875,246, to $1,093,095 compared to $217,849 in 2010. We obtained additional short-term and long-term loans during 2011 compared to 2010.

Other Income

Other income increased by $0.8 million or 116.1% to $1.4 million for 2011 compared to income of $649,800 in 2010. During 2011, we received $1.4 million in subsidy income from Chinese Governmental Agencies for developing technology and research and development projects. We did not have these subsidies during 2010. During 2010, we received $293,000 from a former landlord for vacating leased space, which was paid in full during 2010.

Income Tax Expense

For 2011, we recorded a tax provision of $763,424 compared to $818,769 for 2010. Our effective tax rates for 2011 and 2010 were 31.8% and 16.5%, respectively. The increase in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income

The decrease in our net income for 2011 compared to 2010 was mainly due to increased labor costs, depreciation of the new property, no other income from a former landlord offset by an increase in subsidy income.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Liquidity and Capital Resources

At December 31, 2011, we had $2.8 million in cash and equivalents on hand, compared to $8.6 million at December 31, 2010, and we had working capital of $9.7 million, a decrease of $3.1 million from December 31, 2010.  The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase non-current assets. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for 2011 and 2010.

Cash Flows

Below is a summary of the cash flow activity for 2011 and 2010:

	2011	2010
Net cash (used in) provided by operating activities	$379,709	$5,996,894
Net cash used in investing activities	(19,641,558)	(6,769,342)
Net cash provided by financing activities	13,347,652	6,315,290
Effect of exchange rate changes on cash and equivalents	123,970	19,397
Net (decrease)/increase in cash and equivalents	(5,790,227)	5,562,239
Cash and cash equivalents at beginning of the year	8,622,035	3,059,796
Cash and cash equivalents at end of the year	$2,831,808	$8,622,035

Operating Activities

Net cash flows provided by operating activities for 2011 was $0.4 million, which was comprised primarily of net income of $3.8 million and depreciation of $2.3 million, offset by an increase in working capital components of $5.8 million.

Investing Activities

We used $19.6 million from our investing activities during 2011 primarily for the acquisition of property and equipment including construction in progress and the purchase of Shimmer Sun Ltd. for $3.2 million. We are building a new tobacco film production line. The new line will be a BOPP film production line in a fully automated plant equipped with state-of-the-art production machinery. The cost of this new facility is approximately $14.0 million. We have an RMB 70 million ($11.1 million) credit facility we can draw down upon to pay for the cost of the building (see discussion under “Liabilities” below).

Financing Activities

Net cash provided by financing activities during 2011 was $13.4 million from the issuance of short and long-term loans. $7.0 million was paid to repay short-term loans offset by $20.4 million provided by the issuance of short-term loans and long-term loans under the credit facility bearing interest rates between 6.06% and 8.20%.

Assets

As of December 31, 2011, our accounts receivable decreased by $2.3 million compared with December 31, 2010. The decrease in accounts receivable during 2011 was due primarily to our collection of accounts receivable. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. As of December 31, 2011, our inventory increased by $2.9 million compared with December 31, 2010.

Liabilities

Our current liabilities increased by $6.6 million during 2011 principally due to an increase in short-term loan and other payables. The increase in short-term loans during 2011 was due primarily to the need for additional cash to finance our increased sales volume.

We entered into a formal agreement with a vendor whereby we agreed to purchase new equipment for $13.2 million.  We already paid $10.0 million toward the purchase of this equipment and issued a letter of credit for the remaining amount.  The equipment was installed in the third quarter of 2011, and became operational in the first quarter of 2012.

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $11.1 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after December 31, 2011.  On each of January 24, February 10, February 16, February 17, March 25, November 30, and December 23, 2011, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million and $0.5 million, respectively.  We have approximately $0.8 million of available credit. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

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

During 2011, we paid approximately $7.0 million of our short-term loans and borrowed an additional $10.5 million in short-term loans. These loans are due between February 2012 and June 2012. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 120,000 options outstanding as of December 31, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 120,000 options and 521,664 warrants outstanding as of December 31, 2011. All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect since the exercise prices are greater than the average stock price.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact our consolidated financial statements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2011 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$10,684,625	$-	$-	$-	$10,684,625
Long-term loans	-	-	-	9,957,090	9,957,090
Interest on loan obligations	797,497	657,168	657,168	657,168	2,769,001
Lease obligations	440,571	788,000	-	-	1,228,571
Total	$11,922,693	$1,445,168	$657,168	$10,614,258	$24,639,287

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

Interest Rate Risk

As of December 31, 2011, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2011.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Board of Directors

The size of our Board of Directors has been set at five directors by action of the Board of Directors. Set forth below are the names, ages, principal occupations, and length of service of each of the members of our Board of Directors. In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that the person should serve as a director of Shiner.

Yuet Ying	58	Mr. Ying has served as Chairman of our Board of Directors since July 2007. Prior to that, Mr. Ying served as chairman and a director of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. He served as chairman of Hainan Modern Technology Group from 1996 to December 2003. Mr. Ying holds a Bachelor’s Degree in Management from the Institute of the CPC Party School and an Advanced certificate of M.B.A. studies from Renmin People’s University. Mr. Ying is the father-in-law of Qingtao Xing, the President and Chief Executive Officer of Shiner. Mr. Ying’s history of leadership experience in the technology industry and his business education were significant to the decision to nominate him and remain important in his role as Chairman.

Jian Fu	47	Mr. Fu joined our Board of Directors in July 2007. He currently serves as Shiner’s Executive Vice President of Manufacturing. From July 2007 until February 2010, he served as our Chief Executive Officer. Prior to that, Mr. Fu served as chief executive officer and a director of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. He worked at Hainan Plastic Industrial Co., Ltd. as Vice Chairman of the Hainan Modern Technology Group from 1998 to December 2003 and as General Manager from 1985 to 1997. Mr. Fu holds a undergraduate degree in Plastic Engineering Technique from South China Institute of Technology and an Advanced Certificate of M.B.A. studies from Renmin University. Mr. Fu’s engineering experience and technological acumen, along with his knowledge of Shiner’s operations and previous executive experience, are attributes we value in our directors.

Brian G. Cunat	55	Mr. Cunat joined our Board of Directors in November 2007. He has served as the president of Cunat, Inc., a land development, construction and property management firm since 1976. Since October 2007, he also has served as chairman of Golden Eagle Community Bank, a full service bank that he founded. From 1996 to November 2005, he was the vice chairman of the board for Illinois State Bank, a bank that he founded in 1996. From 1993 to March 2004, Mr. Cunat was president of Royal Japan Corporation, a real estate development and property management firm based in Japan. Mr. Cunat has been active on many charitable and community organizations, including Kiwanis International President, Family Services and Community Mental Health, Home Builders Association, and Chicagoland Apartment Association. In 1997, he received the Entrepreneur of the Year Award from Ernst & Young. The financial acumen that Mr. Cunat obtained through his banking and real estate experience, along with his independence, were attributes that were important to his nomination and to his service on Shiner’s standing Board committees.

Michael J. Antonoplos	60	Mr. Antonoplos joined our Board of Directors in July 2010. He is a 36-year veteran of the commercial real estate industry. He is a principal of a firm he started in 2000, which provides debt and equity for a variety of real estate investments. Mr. Antonoplos has previously served as an officer and board member for two public companies. Mr. Antonoplos graduated from the University of Pittsburgh with bachelor of science degrees in both psychology and political science. Mr. Antonoplos recently concluded his tenure as a receiver for a corporation under an appointment from the U.S. District Court of the Eastern District of Pennsylvania. In this capacity, he was responsible for overseeing the operation of the enterprise, managing its bank accounts, and obtaining funds to satisfy a bankruptcy judgment, while maintaining the viability of the company. Mr. Antonoplos' business acumen, understanding of financial statements and prior public board service were several key factors that Shiner's board deemed important to his nomination and service on the Board and appointment as Chairman of the Audit Committee.

Zhenhuan Yuan	44	Mr. Yuan joined our Board of Directors in July 2010. He is the founding-partner of Sunstone International LLC, a California based investment advisory and management firm. He is also the Senior Vice President of Cunat Inc., a real estate investment and management company. Mr. Yuan served as the Vice President at Fortress Investment Group for the Shanghai Office from 2008 to 2009, where he was in charge of acquisitions and asset management. From 2006 to 2008, Mr. Yuan worked for Jones Lang LaSalle in China, where he was responsible for sourcing, negotiating and underwriting real estate investment deals in the region. Mr. Yuan received a bachelor of engineering degree from Harbin Institute of Technology and his M.B.A. degree from Cornell University. Mr. Yuan is fluent in English, Chinese and Japanese. Mr. Yuan’s extensive business background and understanding of Chinese culture and business were attributes that Shiner considered important in connection with his nomination to the Board and service on each of the Board’s standing committees.

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

During 2011, the board met 9 times and acted by unanimous consent 5 times. We had three standing committees in 2011 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 75% of the meetings of the board and meetings of the committees on which they served that were held in 2011 during the term of their service on the board and each committee. We strongly encourage our Board of Directors to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2011 membership and meeting information for each of the committees.

Name	Audit		Compensation		Nominating
Michael J. Antonoplos	X	*	X		X

Brian Cunat	X		X		X	*

Jian Fu

Yuet Ying

Zhenhuan Yuan	X		X	*	X

2011 Meetings	8		0		1
2011 Consents	4		0		1

* Committee Chair

Audit Committee

The Audit Committee is responsible for: monitoring the quality, reliability and integrity of the accounting policies and financial statements of Shiner; overseeing our compliance with legal and regulatory requirements; reviewing the independence, qualifications and performance of our internal and external auditors; overseeing the performance of Shiner’s internal audit function and independent auditors; reviewing and monitoring the provisions of non-audit services performed by our independent auditors; and preparing a committee report as required by the SEC to be included in our annual proxy statement. Our Board of Directors has made an affirmative determination that each member of the Audit Committee (a) is an “independent director” as that term is defined by Nasdaq Marketplace Rules and (b) satisfies Nasdaq Marketplace Rules relating to financial literacy and experience.

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

Procedure for Stockholder Nominations of Directors

 Nominations for the election of directors may only be made by the Board of Directors in consultation with its nominating committee. A stockholder of record may recommend to the committee a candidate for consideration as a nominee. The committee will consider a stockholder nominee only if a stockholder provides written notice to: Shiner International, Inc., 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125), Attention: Corporate Secretary for the Nominating Committee, with a copy to our counsel, William W. Uchimoto, Esq., Stevens & Lee, P.C., 1818 Market Street, 29th Floor, Philadelphia, PA 19103-1702, not later than 120 days prior to the anniversary of the mailing of the proxy statement for the prior year’s annual meeting of stockholders. Each such notice must include the name, address and telephone number of the potential nominee; a detailed biography of the potential nominee; and evidence of stock ownership by the presenting stockholder, including the number of shares owned. Nominees properly proposed by eligible stockholders will be evaluated by the nominating committee in the same manner as nominees identified by the committee. To date, no stockholder or group of stockholders has put forth any director nominees.

Executive Officers

Our executive officers, in addition to Mr. Fu, are listed below:

Qingtao Xing	35	Mr. Xing has been our Chief Executive Officer since February 22, 2010. Mr. Xing became President of Shiner in May 2008, having joined Shiner in January 2008, serving as Shiner’s Vice President for strategic initiatives. Prior to joining Shiner, Mr. Xing worked as a project development associate for LaSalle Investment Management from July 2007 to January 2008, as managing partner of New Frontiers Investment Management from May 2007 to January 2008 and as a summer intern for Citigroup Property Investors in Hong Kong during 2006. Mr. Xing received his master of professional studies degree from Cornell University in 2007 and holds a bachelor’s degree from Tongji University. Prior to attending Cornell, Mr. Xing was associated with two real estate companies in China, which developed residential and commercial properties. Mr. Xing is the son-in-law of our Chairman, Mr. Ying.

Xue Zhu Xu	50	Ms. Xu is our interim Chief Financial Officer and Corporate Controller. Ms. Xu served as our Chief Financial Officer from July 2007 until February 2010. Prior to that, Ms. Xu served as chief financial officer of Sino Palace Holdings Limited, Shiner’s predecessor, from January 2004 to July 2007. She worked at Hisense Company Limited as chief financial officer from 1996 to December 2003. From 1990 to 1996 Ms. Xu worked as an accounting manager at Hainan Hisense Group. She worked as the accounting manager in Hainan WenChang Foreign Trade Co. from 1981 to 1990. Ms. Xu graduated from Hainan Supply and Marketing School in 1981 with a bachelor’s degree in accounting. She received an Advanced certificate of MBA studies from Renmin University in 2004.

Ming Biao Li	46	Mr. Li has served as our Chief Operating Officer since January 1, 2008, having served as our vice president of technology from July 2007 through December 2007. Prior to that, Mr. Li served as general manager of our subsidiary, Hainan Shiner Industrial Co., Ltd., from January 2003 to March 2005 and as its Chairman from July 2004 to July 2007. He served as general manager of our subsidiary, Hainan Shiny-day Color Printing Packaging Co., Ltd., from September 2003 to May 2004. From October 1997 to December 2002, he worked in Hainan Weilin Electron Co. as general manager. Mr. Li served as section chief of the Project Investment and Evaluation group of the Guangxi Auto & Tractor Research Institution from 1995 to 1997. From 1990 to 1995, he headed up the automated equipment group at the Guangxi Auto & Tractor Research Institution. Mr. Li graduated from Tsinghua University in 1987 with a Bachelor’s degree in Automotive Engineering. He later obtained his Master’s in Transport Engineering from Beijing University in 1991.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2011, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation of each of our named executives in 2011. Our named executives are: our chief executive officer and president, Mr. Qingtao Xing; our interim chief financial officer and corporate controller, Ms. XueZhu Xu; and our next two most highly compensated executive officers - our executive vice president of manufacturing, Mr. Jian Fu, and our chief operating officer, Mr. MingBao Li.

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Nonqualified
			Stock	Option		Plan	Deferred	All Other
Name and		Salary	Awards	Awards	Bonus	Compensation	Compensation	Compensation
Principal Position	Year	($)*	($)	($)	($)*	($)	Earnings ($)	($)	Total ($)*
Qingtao Xing,	2011	8313	—	—	31931	—	—	—	40244
President and Chief Executive Officer	2010	7,464	—	—	32,931	—	—	—	40,395

Xuezhu Xu,	2011	7879	—	—	15479	—	—	—	23359
Interim Chief Financial Officer and Corporate Controller	2010	6,736	—	—	20,390	—	—	—	27,126

Jian Fu,	2011	8313	—	—	18576	—	—	—	26889
Executive Vice President of Manufacturing	2010	7,464	—	—	19,843	—	—	—	27,307

MingBiao Li,	2011	7988	—	—	18576	—	—	—	26564
Chief Operating Officer	2010	6,918	—	—	17,537	—	—	—	24,455

*	Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the U.S. dollar equivalent based on a conversion rate of US$1=6.4599RMB and RMB6.5916 at December 31, 2011 and 2010, respectively.

Narrative Disclosure to Summary Compensation Table.

Compensation paid to our named executives in 2011 consisted solely of cash salary and bonus. However, in the future, our named executive officers may be eligible to receive other forms of compensation.

Historically, we have not provided our named executives with perquisites or other personal benefits. Additionally, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in the People’s Republic of China participate), because it is not customary to provide such benefits and programs in the People’s Republic of China.

We maintain employment agreements with each of our named executive officers. The terms of these employment agreements generally provide that the employment relationship must comply with the laws and regulations of the People’s Republic of China. These agreements do not specifically provide any payments in the event of a change in control of Shiner or the executive’s termination, other than payments that may be required pursuant to Chinese labor laws.

Mr. Fu and Ms. Xu are subject to a two-year non-compete under their employment agreements. The non-compete prohibits them from working for any other organization which provides the same kind of products or services as Shiner and from competing with Shiner for its employees and customers.

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2011.  Messrs. Antonoplos and Yuan each joined the board of directors in July 2010 and Messrs. Cogan and Staloff each resigned from the board of directors in July 2010.  Therefore, the amounts below for these directors only represent a partial year of service.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified Deferred
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Antonoplos	20,000	—	—	—	—	—	20,000
Brian Cunat	15,000	—	—	—	—	—	15,000
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	15,000	—	—	—	—	—	15,000
Marshall Cogan	0	—	—	—	—	—	0
Arnold Staloff	0	—	—	—	—	—	0

(1)	Mr. Ying has elected to forego any compensation for his board service for 2011.

Narrative to Director Compensation Table.

Mr. Fu, as an executive officer of Shiner, did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2011 fiscal year. The other non-executive directors received a $3,750 quarterly cash retainer, which was pro rated for those directors not serving a full year. Mr. Antonoplos received $3,750 as an annual cash retainer and an additional quarterly retainer $1,250 for serving as chairman of our Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Shiner International, Inc., 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, 570125 People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount &Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors

Yuet Ying	Director	Common Stock, $0.001 par value	11,518,408	41.22%

Jian Fu (3)	Chief Executive Officer and Director	Common Stock, $0.001 par value	51,000	*

Qingtao Xing	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	0	*

XueZhu Xu (4)	Chief Operating Officer	Common Stock, $0.001 par value	40,000	*

MingBao Li	Director	Common Stock, $0.001 par value	0	*

Brian Cunat (5) 5400 W. Elm St., Suite 110, McHenry, IL 60050	Director	Common Stock, $0.001 par value	30,000	*

Michael Antonoplos (6) 345 Strathmore Drive Bryn Mawr, PA 19010	Director	Common Stock, $0.001 par value	30,000	*

Zhenhuan Yuan (7)	Non-Executive and Non-Voting Director		30,000	*

All Officers and Directors as a group (7 persons named above)	--	--	11,629,408	41.62%

5% Security Holders

First Wilshire Securities Management, Inc. (8) 1224 East Green Street, Suite 200, Pasadena, California 91106	Common Stock, $0.001 par value	2,420,544	8.66%

Yuet Ying	Common Stock, $0.001 par value	11,518,408	41.22%

*	Less than 1 percent

(1)	In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 27, 2012 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

(2)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. At the close of business on March 27, 2012, we had 27,941,491 shares of common stock outstanding.

(3)	The shares reported include 51,000 shares held by Mr. Fu’s spouse; Mr. Fu disclaims beneficial ownership of all of these shares.

(4)	The shares reported include 40,000 shares held by Ms. Xu’s daughter; Ms. Xu disclaims beneficial ownership of all of these shares.

(5)	The shares reported include 30,000 shares issuable upon the exercise of vested options granted to Mr. Cunat on June 5, 2009. The options have an exercise price of $1.25 per share and expire on June 6, 2014.

(6)	The shares reported include 30,000 shares issuable upon the exercise of options granted to Mr. Antonoplos on September 12, 2011. The options have an exercise price of $0.80 per share and expire on December 8, 2016

(7)	The shares reported include 30,000 shares issuable upon the exercise of vested options granted to Mr. Yuan on September 12, 2011. The options have an exercise price of $0.80 per share and expire on December 8, 2017.

(8)	This information is derived from a Schedule 13G/A filed by First Wilshire Securities Management, Inc. ("First Wilshire"), a registered broker-dealer, on February 15, 2011. Matthew Dunn, First Wiltshire's Chief Compliance Officer is deemed to have dispositive power with respect to these 988,880.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by Goldman Kurland and Mohidin, LLP for professional services rendered for 2011 and 2010:

	2011	2010
Audit Fees	$106,000	$103,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$106,000	$103,000

Audit Fees . This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2011 and 2010, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Kurland and Mohidin, LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees . This category includes the aggregate fees billed during the period for fiscal years 2011 and 2010, respectively, for assurance and related services by Goldman Kurland and Mohidin, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

Tax Fees. This category includes tax preparation, tax compliance and tax advice.

All Other Fees. This category includes all accounting services which are not included in the foregoing categories.

Policy for Pre-Approval of Audit and Non-audit Services.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. The Audit Committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee. Our Audit Committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by Goldman Kurland and Mohidin, LLP. The decisions of the Chairman of the Audit Committee to pre-approve such a service are required to be reported to the audit committee at its next regularly scheduled meeting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits

Exhibit	Description of Exhibit

2.1	Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007 (incorporated by reference to Exhibit 2.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

2.2	Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007 (incorporated by reference to Exhibit 2.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

10.1	Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

Exhibit	Description of Exhibit

10.4	Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu (incorporated by reference to Exhibit 10.4 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.5	Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu (incorporated by reference to Exhibit 10.5 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.6	Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li (incorporated by reference to Exhibit 10.6 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.7	Employment Agreement, dated February 11, 2010, by and between Shiner and Jeffrey T. Roney (incorporated by reference to Exhibit 10.7 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on February 26, 2009).

10.8	Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing (incorporated by reference to Exhibit 10.8 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 25, 2010).

10.9	Articles of Association of Shanghai Juneng Functional Film Company, Ltd., a joint venture between Shiner and Shanghai Shifu Film Material, Co., Ltd. (incorporated by reference to Exhibit 10.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on September 21, 2010).

10.10	Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner’s Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on November 15, 2010).

10.11	Securities Purchase Agreement for Non-US Persons, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.11 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.12	Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14	Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.15	Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on January 14, 2011).

10.16	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 16, 2011)

21	List of Subsidiaries.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________ * Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2012.

Shiner International, Inc.

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	April 12, 2012
Qingtao Xing

/s/XueZhu Xu	Interim Chief Financial Officer	April 12, 2012
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	April 12, 2012
Yuet Ying

/s/ Michael J. Antonoplos	Director	April 12, 2012
Michael J. Antonoplos

/s/ Brian G. Cunat	Director	April 12, 2012
Brian G. Cunat

/s/ Jian Fu	Director	April 12, 2012
Jian Fu

/s/ Zhenhuan Yuan	Director	April 12, 2012
Zhenhuan Yuan
53

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP

Encino, California

March 28, 2012

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash & equivalents	$2,831,808	$8,622,035
Restricted cash	57,613	-
Accounts receivable, net of allowance for doubtful
accounts of $121,017 and $262,502 at 2011 and 2010	7,744,377	10,005,572
Advances to suppliers	10,042,214	3,462,074
Notes receivable	7,865	26,056
Inventory, net	10,252,955	7,355,601
Prepaid expenses & other current assets	1,072,326	610,066

Total current assets	32,009,158	30,081,404

Property and equipment, net	27,836,253	19,399,717
Construction in progress	12,037,154	4,017,721
Advance for the purchase of equipment	763,427	1,356,989
Intangible assets, net	3,063,646	1,061,855
Goodwill	2,023,342	-
TOTAL ASSETS	$77,732,980	$55,917,686

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,133,835	$5,350,064
Other payables	7,021,179	4,655,300
Unearned revenue	1,313,320	295,609
Accrued payroll	193,884	141,884
Short-term loans	10,684,625	6,826,500

Total current liabilities	24,346,843	17,269,357

Long-term loans	9,957,090	-

Total Liabilities	34,303,933	17,269,357

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized,
27,603,336 shares issued and 27,541,491 shares outstanding at 2011 and 2010	27,603	27,603
Additional paid-in capital	14,332,392	14,321,484
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,426,393	4,060,637
Statutory reserve	3,523,273	2,905,861
Retained earnings	18,478,618	17,353,554
Total Shiner stockholders' equity	41,730,243	38,611,103
Noncontrolling interest	1,698,804	37,226
Total equity	43,429,047	38,648,329

TOTAL LIABILITIES AND EQUITY	$77,732,980	$55,917,686

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Net Revenue	$75,294,512	$58,165,410

Cost of goods sold	65,275,356	48,361,075
Gross profit	10,019,156	9,804,335

Operating expenses
Selling	2,443,574	1,858,874
General and administrative	5,544,604	3,317,320
Total operating expenses	7,988,178	5,176,194

Income from operations	2,030,978	4,628,141

Non-operating income (expense):
Other income, net	1,404,336	649,800
Interest income	14,064	11,838
Interest expense	(1,107,159)	(229,687)
Exchange gain (loss)	61,442	(93,170)
Total non-operating income	372,683	338,781

Income before income tax	2,403,661	4,966,922

Income tax expense	763,424	818,769

Net income	1,640,237	4,148,153

Net loss attributed to noncontrolling interest	(102,239)	(8,079)

Net income attributed to Shiner	$1,742,476	$4,156,232

Comprehensive income
Net income	$1,640,237	$4,148,153
Foreign currency translation gain	1,406,496	1,081,195

Comprehensive income	$3,046,733	$5,229,348

Weighted average shares outstanding :
Basic	27,541,491	24,647,196
Diluted	27,543,922	24,647,196

Earnings per share attributed to Shiner common stockholders
Basic	$0.06	$0.17
Diluted	$0.06	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid in	Treasury	Other Comprehensive	Statutory	Retained	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2009	24,650,000	$24,650	$11,389,756	$(58,036)	$2,980,077	$2,872,856	$13,230,327	$30,439,630	$-	$30,439,630

Stock compensation expense for options issued	-	-	2,781	-	-	-	-	2,781	-	2,781

Contribution by non-controlling interest	-	-	-	-	-	-	-	-	44,670	44,670

Foreign currency translation gain	-	-	-	-	1,080,560	-	-	1,080,560	635	1,081,195

Shares issued for cash	2,608,336	2,608	3,127,392	-	-	-	-	3,130,000	-	3,130,000

Payment of offering costs	-	-	(262,000)	-	-	-	-	(262,000)	-	(262,000)

Shares issued as payment of offering costs	300,000	300	(300)	-	-	-	-	-	-	-

Shares issued for services	45,000	45	63,855	-	-	-	-	63,900	-	63,900

Net income	-	-	-	-	-	-	4,156,232	4,156,232	(8,079)	4,148,153

Transfer to statutory reserve	-	-	-	-	-	33,005	(33,005)	-	-	-

Balance, December 31, 2010	27,603,336	27,603	14,321,484	(58,036)	4,060,637	2,905,861	17,353,554	38,611,103	37,226	38,648,329

Stock compensation expense for options issued	-	-	10,908	-	-	-	-	10,908	-	10,908

Foreign currency translation gain	-	-	-	-	1,365,756	-	-	1,365,756	40,740	1,406,496

Net income	-	-	-	-	-	-	1,742,476	1,742,476	(102,239)	1,640,237

Non controlling interest acquired with acquisition	-	-	-	-	-	-	-	-	1,723,077	1,723,077

Transfer to statutory reserve	-	-	-	-	-	617,412	(617,412)	-	-	-

Balance, December 31, 2011	27,603,336	$27,603	$14,332,392	$(58,036)	$5,426,393	$3,523,273	$18,478,618	$41,730,243	$1,698,804	$43,429,047

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,640,237	$4,148,153
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,256,579	1,627,111
Amortization	198,752	7,023
Stock compensation expense	10,908	2,781
Stock issued for services	-	63,900
Change in working capital components:
Accounts receivable	2,695,309	(3,297,689)
Inventory	(2,273,992)	1,217,669
Advances to suppliers	(6,347,879)	(157,071)
Other assets	(398,717)	(263,995)
Accounts payable and accrued expenses	(238,732)	2,492,941
Unearned revenue	984,652	51,757
Other payables	1,817,821	105,947
Accrued payroll	34,771	(1,633)

Net cash provided by operating activities	379,709	5,996,894

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes payable	34,329	63,647
Purchase of Shimmer Sun Ltd.	(3,200,000)	-
Cash acquired in acquisition of Shimmer Sun Ltd.	248,742	-
Payments for property and equipment	(9,555,336)	(6,882,529)
Payments for construction in progress	(7,112,596)	-
Payments for intangible assets	-	(690,114)
(Increase)/decrease in restricted cash	(56,697)	739,654

Net cash used in investing activities	(19,641,558)	(6,769,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(6,966,000)	(1,775,280)
Proceeds from short-term loans	10,514,812	5,177,900
Proceeds from long-term loans	9,798,840	-
Proceeds from the issuance of stock	-	3,130,000
Payment of offering costs	-	(262,000)
Contribution from non-controlling interest	-	44,670

Net cash provided by financing activities	13,347,652	6,315,290

Effect of exchange rate changes on cash and cash equivalents	123,970	19,397

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(5,790,227)	5,562,239

CASH & EQUIVALENTS, BEGINNING BALANCE	8,622,035	3,059,796

CASH & EQUIVALENTS, ENDING BALANCE	$2,831,808	$8,622,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$923,998	$161,948
Income taxes paid	$789,711	$449,165

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Shiner International, Inc. (the “Company” or “Shiner”)was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries is engaged in the manufacture of Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

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

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as “other payables’ which was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling interest in Shimmer's subsidiary company, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo"). The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Advances to Suppliers

To insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers and the balances were $10,042,214 and $3,462,074 as of December 31, 2011 and 2010, respectively. The advances to suppliers are interest free and unsecured.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Notes Receivable

Notes receivable consist of bank notes received from customers as payment of their accounts receivable balance. The notes are guaranteed by a bank and bear no interest. The notes are generally due within six months from the date of issuance.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at December 31, 2011 and 2010:

	2011	2010

Operating equipment	$14,028,345	$13,028,014
Vehicles	801,057	162,799
Office equipment	250,809	189,301
Buildings	18,912,102	9,597,807
Building and equipment improvements	538,930	667,050
	34,531,243	23,644,971
Less accumulated depreciation	(6,694,990)	(4,245,254)
	$27,836,253	$19,399,717

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a new manufacturing workshop in Hainan and a new product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at December 31, 2011 are $12.0 million, which includes the facility and the equipment. Once the project is completed, the project will be transferred from “Construction in progress” to “Property and equipment. The first phase of the project was completed during 2010. The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be approximately $25.1 million. In October 2009, the Company received a government grant for this project of approximately $4.3 million from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2011 and 2010, the RMB 29.1 million ($4.5 million at December 31, 2011) government grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

In 2011, the Company received a government grant of RMB 14 million ($2.2 million) from the Haikou Finance Bureau (“HFB”) for the construction of a new structure and the purchase and installation of equipment for that structure. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2011, the grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and 2010, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third plot, the Company’s rights run through October 2060. The Company also acquired a patent with the acquisition of Shimmer that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The impairment testing is based on the fair value of the reporting units, which is estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses. As of December 31, 2011 the Company performed the required impairment review which resulted in no impairment adjustments.

Summary of changes in goodwill by reporting segments is as follows:

	Water-based
	latex	Total

Balance, December 31, 2010	$-	$-
Purchased through acquisition	1,956,571	1,956,571
Foreign currency adjustment	66,771	66,771
Balance, December 31, 2011	$2,023,342	$2,023,342

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Sales returns and allowances was $0 for 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The other income and (expenses) for 2011 and 2010 is $1,404,336 and $649,800, respectively. The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured. Other income consists primarily of subsidy income which is received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the revenue over the contract period. Included in other income for 2010 was $293,875, from a payment from the Company’s former landlord for vacating leased space at the request of the landlord.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for 2011 and 2010, were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs included in general and administrative expenses for 2011 and 2010 were $2,801,932 and $1,430,345, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 120,000 options outstanding as of December 31, 2011.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 120,000 options and 521,664 warrants outstanding as of December 31, 2011 with weighted-average exercise prices of $1.03 and $1.70, respectively. There were 60,000 options and 521,664 warrants outstanding as of December 31, 2010 with weighted-average exercise prices of $1.25 and $1.70, respectively. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for 2011 and 2010:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$0.06	24,647,196	$0.17
Effect of dilutive stock options and warrants	2,431	-	-	-
Diluted earnings per share	27,543,922	$0.06	24,647,196	$0.17

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,426,393 and $4,060,637 at December 31, 2011 and 2010, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has five reportable segments. See Note 14.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

Note 3 - Inventory

Inventory at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Raw Material	$4,093,316	$3,099,222
Work in process	1,724,754	842,793
Finished goods	4,781,927	3,547,916
	10,599,997	7,489,931
Less: Obsolescence reserve	(347,042)	(134,330)
	$10,252,955	$7,355,601

Note 4 - Intangible Assets

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Patent	$2,120,348	$-
Right to use land	1,153,434	1,112,371
Less: Accumulated amortization	(210,136)	(50,516)
Intangible assets, net	$3,063,646	$1,061,855

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Pursuant to the acquisition discussed in Note 16, the Company recorded purchased intangibles.

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Amortization of intangible assets is as follows:

Year ending December 31,
2012	$235,104
2013	235,104
2014	235,104
2015	235,104
2016	235,104
Thereafter	1,888,126
$3,063,646

Note 5 – Other Payables

Other payables at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Special purpose fund for Shi Zi Ling workshop	$4,577,430	$4,414,470
Special purpose fund for structure and equipment	2,202,200	-
Miscellaneous payables	241,549	240,830
	$7,021,179	$4,655,300

The $4,577,430 and $2,202,200 payables are the liability recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants in Note 2.

Note 6 - Debt

Short-term loans at December 31, 2011 and 2010 consisted of the following:

	2011	2010

From December 20, 2010 to December 19, 2011, with interest of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	$-	$1,972,100

From November 12, 2010 to November 11, 2011, with interest of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	455,100

From September 20, 2010 to September 19, 2011, with interest of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	606,800

From July 21, 2010 to July 20, 2011, with interest of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	758,500

From June 24,2010 to June 24, 2011, with interest of 5.56% at December 31, 2010. The loan was collateralized by buildings and equipment	-	1,517,000

From May 07, 2010 to May 6, 2011, with interest of 5.841% at December 31, 2010. The loan was collateralized by buildings and equipment	-	1,517,000

From February 28, 2011 to February 28, 2012, with interest of 6.06% at December 31, 2011. The loan is collateralized by equipment*	4,247,100	-

From June 30, 2011 to June 30, 2012, with interest of 8.203% at December 31, 2011. The loan is collateralized by buildings and equipment	1,573,000	-

Short-term loans payable to bank, with an interest from 3.52% to 6.71%. The loans are due ranging from January 19, 2012 to March 28, 2012 and are collateralized by accounts receivable*	2,795,039	-

Bank acceptance bills that are payable on various dates through June 23, 2012	2,069,486	-

	$10,684,625	$6,826,500

*These short-term loans were paid off when due.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Long-term loans at December 31, 2011 and 2010 consisted of the following:

From January 24, 2011 to January 24, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	$2,516,800

From February 10, 2011 to February 10, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	2,831,400

From February 16, 2011 to February 16, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	2,280,850

From February 17, 2011 to February 17, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	1,242,670

From March 25, 2011 to March 25, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	424,710

From November 30, 2011 to November 30, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	157,300

From December 23, 2011 to December 23, 2018, with interest of 6.60% at December 31, 2011. The loan is collateralized by buildings and land use rights	503,360

$9,957,090

Aggregate future maturities of long-term loans at December 31, 2011 are as follows:

Year ending December 31,
2012	$-
2013	-
2014	-
2015	-
2016	-
Thereafter	9,957,090
$9,957,090

The weighted average interest rate on long-term loans is 6.60%.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), the Company’s wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is a seven-year 70 million RMB, or approximately $11.1 million, secured revolving credit facility.  Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

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

During the years ended December 31, 2011, the Company drew down approximately $10.0 million and at December 31, 2011, there is approximately $0.8 million available credit for future draw downs. Subsequent to December 31, 2011, the Company drew down the remaining $0.8 million.

Note 7 – Stockholders’ Equity

Common Stock

On December 28, 2010, the Company entered into Securities Purchase Agreements with a number of accredited investors in connection with a private placement transaction providing for, among other things, the issuance of up to 3,333,333 units (the “Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase twenty percent (20%) of one share of the Company’s common stock at $1.70 per share, at a purchase price of $1.20 per Unit. The Company issued 2,608,336 Units and received gross proceeds of $3,130,000.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Treasury Stock

During 2009, the Company purchased 61,845 shares of its common stock on the open market (treasury shares) for $58,036.  The Company accounted for the purchase of these treasury shares using the cost method.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the years ended December 31, 2011 and 2010:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2009	250,000	$2.73	$-
Granted	-
Canceled	(190,000)
Exercised	-
Outstanding at December 31, 2010	60,000	$1.25	$-
Granted	60,000	0.80
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2011	120,000	$1.03	$-
Exercisable at December 31, 2011	90,000	$1.05	$-

The number and weighted average exercise prices of all options outstanding as of December 31, 2011, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2011	Price	(Years)

$0.80	60,000	$0.80	4.94
1.25	60,000	1.25	1.43
	120,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2011, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2011	Price	(Years)

$0.80	40,000	$0.80	4.94
1.25	50,000	1.25	1.23
	90,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2011 and 2010 are as follows:

	2011	2010
Expected life (years)	3.0	-
Risk-free interest rate	2.0%	-
Expected volatility	77%	-
Expected dividend yield	0%	-

For options granted during 2011 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0.20 and the weighted-average exercise price of such options was $0.80. No options were granted during 2011, where the exercise price was less than the stock price at the date of the grant or the exercise price was equal to the stock price at the date of grant. At December 31, 2011, the unamortized compensation costs related to nonvested options amounted to $4,064, which will be expensed through the fourth quarter of 2012.

Warrants

The following is a summary of the Company’s warrant activity for 2011 and 2010:

			Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2009	970,050	$6.00
Granted	521,664	1.70
Canceled	(970,050)	6.00
Exercised
Outstanding at December 31, 2010	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2011	521,664	$1.70	1.24
Exercisable at December 31, 2011	521,664	$1.70	1.24

Note 9 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

•	Shiner Industrial - enjoys a tax rate of 15% from January 1, 2009 to December 31, 2014 since it is recognized as a high-tech enterprise.

•	Zhuhai - exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoys a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

Shiner Industrial acquired all of the assets of Shiny-day and Modern in 2009, partially in response to the expiration of the tax holiday previously enjoyed by them.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

Year	Tax rate	Income tax rate- Shiner Industrial
2007	15%	7.5%
2008	18%	9%
2009	20%	15%
2010	22%	15%
2011	24%	15%
2012	25%	15%

Income tax expense reflected in the consolidated statements of operations and other comprehensive income consist of the following for 2011 and 2010:

	2011	2010
Current expense:
Federal	$-	$-
State	-	-
Foreign	763,424	818,769
	763,424	818,769
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expense	$763,424	$818,769

The components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Net operating loss	$501,000	$364,000
Total deferred tax assets	501,000	364,000
Less valuation allowance	(501,000)	(364,000)
	$-	$-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements for 2011 and 2010 is as follows:

	2011	2010
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	-9%	-9%
US and Chinese current NOL for which no benefit is realized	17%	-
Effect of tax holiday	-10%	-9%
Effective rate	32%	16%

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

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2011 net income would have been decreased by approximately, $196,000 and been decreased by approximately, $447,000 for 2010. The net effect on EPS had income tax been applied would have been $0.01 for 2011 and would have been $0.02 for 2010.

Foreign pretax earnings approximated $2,045,000 and $5,227,000 for 2011 and 2010 respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the United States. At December 31, 2011, approximately $18,400,000 of accumulated undistributed earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $3,736,000 would have to be provided if such earnings were remitted currently.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, 2010 net income would have been decreased by approximately $447,000 and been unaffected in 2009. The net effect on EPS had income tax been applied would have been $0.02 for 2010 and would have had no effect on EPS share for 2009.

Note 10 - Employee Welfare Plans

The expense for employee common welfare was $59,688 and $130,060 for 2011 and 2010, respectively.  The Company did not record a welfare payable as of December 31, 2011 and 2010.  The Chinese government abolished the 14% welfare plan policy in 2007.  The Company is not required to establish welfare and common welfare reserves.

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

The Company appropriated $617,412 and $33,005 as reserve for the statutory surplus reserve and statutory common welfare fund for 2011 and 2010, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Note 12 - Current Vulnerability Due to Certain Concentrations

No customer accounted for more than 10% of the Company’s sales for 2011. Two customers accounted for 16% and 10% of the Company’s sales for 2010.

One vendor provided 15% of the Company’s raw materials for 2011. One vendor provided 34% of the Company’s raw materials for 2010.

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

Note 13 – Commitments and Contingencies

The Company leases its office space under non-cancelable operating lease agreements which expire on various dates through 2013. Future annual minimum lease payments, including maintenance and management fees, for non cancelable operating leases, are as follows:

Year ending December 31,
2012	$440,571
2013	394,000
2014	394,000
$1,228,571

At December 31, 2011, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,458,018.

Note 14 – Segment Information

The Company reclassified its business segment information at the end of 2010 to more closely align its financial reporting with its business structure. Prior period amounts were restated to conform to the current presentation. The Company recognized our products as five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film. The water-base latex is one of the raw materials used in coated film to make the packaging more environmental and the barrier property better; therefore, approximately 70% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Hainan shiny-day and Zhuhai Huanuo.

The following tables summarize the Company’s segment information for 2011 and 2010:

	2011	2010

Revenues from unrelated entities
Tobacco film	$38,407,457	$16,830,883
Water-based latex	383,729	-
Coated film	22,634,520	23,474,569
Color printing	5,736,812	3,707,089
Advanced film	8,131,994	14,152,869
	$75,294,512	$58,165,410

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Intersegment revenues
Tobacco film	$13,223,405	$12,058,029
Water-based latex	837,006	-
Coated film	4,660,727	5,159,125
Color printing	2,892,938	1,459,535
Advanced film	-	-
	$21,614,076	$18,676,689

Total Revenues
Tobacco film	$51,630,862	$28,888,912
Water-based latex	1,220,735	-
Coated film	27,295,247	28,633,694
Color printing	8,629,750	5,166,624
Advanced film	8,131,994	14,152,869
Less Intersegment revenues	(21,614,076)	(18,676,689)
	$75,294,512	$58,165,410

Income (loss) from operations
Tobacco film	$3,407,144	$2,913,671
Water-based latex	135,193	-
Coated film	(384,147)	454,051
Color printing	(589,943)	(694,795)
Advanced film	(131,919)	2,216,200
Holding Company	(405,350)	(260,986)
	$2,030,978	$4,628,141

Interest income
Tobacco film	$6,175	$2,196
Water-based latex	61	-
Coated film	3,619	3,061
Color printing	917	483
Advanced film	1,300	4,760
Holding Company	1,992	1,338
	$14,064	$11,838

Interest Expense
Tobacco film	$662,812	$59,282
Water-based latex	-	-
Coated film	270,555	99,845
Color printing	74,999	19,409
Advanced film	97,124	51,151
Holding Company	1,669	-
	$1,107,159	$229,687

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Income tax expense (benefit)
Tobacco film	$716,027	$387,277
Water-based latex	-	-
Coated film	47,397	60,351
Color printing	-	-
Advanced film	-	371,141
Holding Company	-	-
	$763,424	$818,769

Net Income (loss)
Tobacco film	$2,822,463	$2,469,308
Water-based latex	99,473	-
Coated film	(160,984)	728,192
Color printing	(664,025)	(713,721)
Advanced film	(51,663)	1,924,417
Holding Company	(405,027)	(260,043)
	$1,640,237	$4,148,153

Provision for depreciation
Tobacco film	$1,059,617	$836,268
Water-based latex	42,575	-
Coated film	705,536	133,254
Color printing	195,578	339,433
Advanced film	253,273	318,156
Holding Company	-	-
	$2,256,579	$1,627,111

	As of	As of
	December 31,	December 31,
	2011	2010
Total Assets
Tobacco film	$31,239,495	$14,680,846
Water-based latex	797,500	-
Coated film	20,810,552	24,720,052
Color printing	5,768,795	4,805,203
Advanced film	7,470,573	10,141,213
Holding Company	11,646,065	1,570,372
	$77,732,980	$55,917,686

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2011 and 2010 is as follows:

Geographical Areas	2011	2010

Chinese Main Land	$63,157,832	$47,186,882
Asia (outside Mainland China)	5,995,951	4,447,030
Australia	2,251,898	2,408,284
Middle East	1,825,847	1,698,365
North America	1,600,260	1,719,238
Africa	290,881	291,854
Europe	150,243	362,965
South America	21,600	50,792
	$75,294,512	$58,165,410

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010

Note 16 – Purchase of Shimmer Sun Ltd

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer for $3.2 million. The Company paid $1.3 million in cash and has a payable of $1.9 million to the former shareholder which is recorded in “other payables” on the accompanying consolidated balance sheets. The acquisition, through Shimmer’s wholly owned subsidiaries, gives Shiner a 65% controlling interest in Shimmer's subsidiary, Ningbo. The Company acquired Shimmer as part of its overall strategy of seeking opportunities for vertical integration.

The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed. The acquisition-date fair value of the total consideration was $3.2 million, which was allocated as follows:

Cash & cash equivalents	$248,743
Accounts receivable	104,714
Advances to suppliers	1,876
Notes receivable	15,211
Inventory	304,707
Prepaid expenses & other current assets	108,061
Property and equipment, net	293,741
Patent	2,118,628
Goodwill	1,956,571
Accounts payable	(46,338)
Other payables	(168,258)
Unearned revenue	(3,525)
Accrued payroll	(11,054)
Noncontrolling interest	(1,723,077)
$3,200,000

The patent acquired with this acquisition is being amortized over its estimated life of 10 years.

The operating results of Shimmer and its subsidiaries are included in the accompanying consolidated statements of operations from the acquisition date. Shimmer’s operating results from the acquisition date to December 31, 2011 are as follows:

Revenue	$1,021,002
Cost of goods sold	791,608
Gross profit	229,394
Operating expenses	194,880
Income from operations	34,514
Net income	$22,351

The pro forma financial information presented below show the consolidated operations of the Company as if the Shimmer acquisition had occurred as of January 1, 2010:

	2011	2010
Revenues	$75,639,953	$60,182,390
Gross profit	10,112,440	10,347,964
Income from operations	2,032,991	4,903,734
Provision for income taxes	767,582	865,964
Net income	1,637,699	4,372,322
Basic earnings per share	$0.06	$0.18

