Form 10-Q
period 2012-03-31
Shiner International, Inc.
filed 2012-05-21
CIK 1369774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☐

On May 14, 2012, 27,541,491 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash & equivalents	$2,022,029	$2,831,808
Restricted cash	-	57,613
Accounts receivable, net of allowance for doubtful
accounts of $146,055 and $121,017 at 2012 and 2011	7,866,576	7,744,377
Advances to suppliers	7,860,571	10,042,214
Notes receivable	-	7,865
Inventory, net	13,737,011	10,252,955
Prepaid expenses & other current assets	936,502	1,072,326

Total current assets	32,422,689	32,009,158

Property and equipment, net	36,291,261	27,836,253
Construction in progress	4,316,566	12,037,154
Advance for the purchase of equipment	852,303	763,427
Intangible assets, net	3,024,048	3,063,646
Goodwill	2,036,205	2,023,342
TOTAL ASSETS	$78,943,072	$77,732,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,523,788	$5,133,835
Other payables	7,382,944	7,021,179
Unearned revenue	706,951	1,313,320
Accrued payroll	162,000	193,884
Short-term loans	8,973,908	10,684,625

Total current liabilities	24,749,591	24,346,843

Long-term loans	11,081,000	9,957,090

Total Liabilities	35,830,591	34,303,933

Commitments and contingencies

EQUITY
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized,
27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,333,408	14,332,392
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,693,864	5,426,393
Statutory reserve	3,542,707	3,523,273
Retained earnings	17,904,664	18,478,618
Total Shiner stockholders' equity	41,444,210	41,730,243
Noncontrolling interest	1,668,271	1,698,804
Total equity	43,112,481	43,429,047

TOTAL LIABILITIES AND EQUITY	$78,943,072	$77,732,980

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	2012	2011
Net Revenue	$17,370,024	$15,906,845
Cost of goods sold	15,199,083	13,539,738
Gross profit	2,170,941	2,367,107

Operating expenses
Selling	654,531	444,676
General and administrative	1,646,477	717,039
Total operating expenses	2,301,008	1,161,715

Income (loss) from operations	(130,067)	1,205,392

Non-operating income (expense):
Other income, net	(101,183)	194,611
Interest income	8,829	6,273
Interest expense	(288,669)	(142,951)
Exchange (loss)	(5,873)	(55,795)
Total non-operating income (expense)	(386,896)	2,138

Income (loss) before income tax	(516,963)	1,207,530

Income tax expense	78,943	210,836

Net income (loss)	(595,906)	996,694

Net loss attributed to noncontrolling interest	(41,386)	(8,310)

Net income (loss) attributed to Shiner	$(554,520)	$1,005,004
Comprehensive income (loss)
Net income (loss)	$(595,906)	$996,694
Foreign currency translation gain	278,324	226,514
Comprehensive income (loss)	$(317,582)	$1,223,208
Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,546,675
Earnings (loss) per share attributed to Shiner common stockholders
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

 The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(595,906)	$996,694
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	676,373	518,462
Amortization	59,148	1,809
Stock compensation expense	1,016	695
Change in working capital components:
Accounts receivable	(73,060)	589,310
Inventory	(3,423,193)	(1,526,012)
Advances to suppliers	2,248,321	(4,456,522)
Other assets	136,476	(74,521)
Accounts payable and accrued expenses	2,360,516	(2,287,552)
Unearned revenue	(612,876)	844,269
Other payables	319,373	14,066
Accrued payroll	(33,158)	(6,377)

Net cash provided by (used in) operating activities	1,063,030	(5,385,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	-	(173,074)
Payment on note receivable	7,925	-
Payments for property and equipment	(1,242,044)	(9,089,081)
Payments for construction in progress	-	(738,208)
(Increase)/decrease in restricted cash	58,052	-

Net cash used in investing activities	(1,176,067)	(10,000,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(8,555,000)	(6,848,001)
Proceeds from short-term loans	6,774,112	16,602,598
Proceeds from long-term loans	1,061,950	-

Net cash provided by (used in) financing activities	(718,938)	9,754,597

Effect of exchange rate changes on cash and equivalents	22,196	31,785

NET DECREASE IN CASH AND EQUIVALENTS	(809,779)	(5,599,660)

CASH AND EQUIVALENTS, BEGINNING BALANCE	2,831,808	8,622,035

CASH & EQUIVALENTS, ENDING BALANCE	$2,022,029	$3,022,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$142,784
Income taxes paid	$-	$219,128

 The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

 Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Organization and Line of Business

Shiner International, Inc. was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries manufactures Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in these industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

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

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (‘Shanghai Shifu”).  Under the terms of the agreement, Shiner owns 70% of Shanghai Juneng, and Shanghai Shifu owns 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer.  Shanghai Juneng pursues sales opportunities among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as “other payables’ which was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling interest in Shimmer's subsidiary, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo"). The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

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

Advances to Suppliers

To insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers and the balances were $7,860,571 and $10,042,214 as of March 31, 2012 and December 31, 2011, respectively. The advances to suppliers are interest free and unsecured.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at March 31, 2012 and December 31, 2011:

	2012	2011
		(audited)
Operating equipment	$30,070,891	$14,028,345
Vehicles	705,204	801,057
Office equipment	253,714	250,809
Buildings	12,168,118	18,912,102
Building and equipment improvements	506,406	538,930
	43,704,333	34,531,243
Less accumulated depreciation	(7,413,072)	(6,694,990)
	$36,291,261	$27,836,253

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan and a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at March 31, 2012 and December 31, 2011 are $4.3 million and $12.0 million, respectively, which includes the facility and the equipment. Once the project is completed, the project will be transferred from “Construction in progress” to “Property and equipment. The first phase of the project was completed during 2010. The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. In October 2009, the Company received a government grant for this project of $4.3 million from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2012 and December 31, 2011 and 2010, the RMB 29.1 million ($4.6 million at March 31, 2012) government grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis used to depreciate the asset.

In 2011, the Company received a government grant of RMB 14 million ($2.2 million) from the Haikou Finance Bureau (“HFB”) for the construction of a new structure and the purchase and installation of related equipment. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2012 and December 31, 2011, the grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and December 31, 2011, there was no significant impairment of its long-lived assets.

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

Summary of changes in goodwill by reporting segments is as follows:

	Water-based
	latex	Total

Balance, December 31, 2011	$2,023,342	$2,023,342
Foreign currency adjustment	12,863	12,863
Balance, March 31, 2012	$2,036,205	$2,036,205

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products sold in the People’s Republic of China (“PRC”) are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the three months ended March 31, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured. Other income in 2011 consists primarily of subsidy income which is received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the revenue over the contract period.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2012 and 2011, were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three months ended March 31, 2012 and 2011 were $ 649,976 and $195,795, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 120,000 options outstanding as of March 31, 2012.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 120,000 options and 521,664 warrants outstanding as of March 31, 2012 with weighted-average exercise prices of $1.03 and $1.70, respectively. All options and warrants were excluded from the diluted loss per share for the three months ended March 31, 2012 due to the anti-diluted effect. There were 60,000 options and 521,664 warrants outstanding as of March 31, 2011 with weighted-average exercise prices of $1.25 and $1.70, respectively. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for three months ended March 31, 2012 and 2011:

	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$(0.02)	27,541,491	$0.04
Effect of dilutive stock options
and warrants	-	-	5,184	-
Diluted earnings per share	27,541,491	$(0.02)	27,546,675	$0.04

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,693,864 and $5,426,393 at March 31, 2012 and December 31, 2011, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has five reportable segments. See Note 12.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of FV and ensure that the FV measurement and disclosure requirements are similar between US GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance was effective for the Company on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact the Company’s consolidated financial statements.

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

Note 3 - Inventory

Inventory at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
		(audited)
Raw Material	$6,124,705	$4,093,316
Work in process	1,171,167	1,724,754
Finished goods	6,839,454	4,781,927
	14,135,326	10,599,997
Less: Obsolescence reserve	(398,315)	(347,042)
	$13,737,011	$10,252,955

Note 4 - Intangible Assets

Intangible assets at March 31, 2012 and December 31, 2011consisted of the following:

	2012	2011
		(audited)
Patent	$2,133,826	$2,120,348
Right to use land	1,160,767	1,153,434
Less: Accumulated amortization	(270,545)	(210,136)
Intangible assets, net	$3,024,048	$3,063,646

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 5 – Other Payables

Other payables at March 31, 2012 and December 31, 2011consisted of the following:

	2012	2011
		(audited)
Special purpose fund for Shi Zi Ling workshop	$4,606,530	$4,577,430
Special purpose fund for structure and equipment	2,498,766	2,202,200
Other	277,648	241,549
	$7,382,944	$7,021,179

The $4,606,530 and $2,216,200 payables at March 31, 2012 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants in Note 2.

Note 6 - Debt

Short-term loans at March 31, 2012 and December 31, 2011consisted of the following:

	2012	2011
		(audited)
From February 28, 2011 to February 28, 2012, with interest of 6.06% at December 31, 2011. The loan is collateralized by equipment	$-	$4,247,100

From March 16, 2012 to February 18, 2013, with interest of 8.53% at March 31, 2012. The loan is collateralized by equipment	1,583,000	-

From June 30, 2011 to June 30, 2012, with interest of 8.203% at March 31, 2012. The loan is collateralized by buildings and equipment	1,583,000	1,573,000

Various short-term loans payable to bank, with interest from 3.27% to 6.41%. The loans are due ranging from April 18, 2012 to June 5, 2012 and are collateralized by accounts receivable.	3,100,954	2,795,039

Various bank acceptance bills that are payable on various dates through June 23, 2012.	2,706,954	2,069,486

	$8,973,908	$10,684,625

Long-term loans at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
		(audited)
From January 24, 2011 to January 24, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	$2,532,800	$2,516,800

From February 10, 2011 to February 10, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,849,400	2,831,400

From February 16, 2011 to February 16, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,295,350	2,280,850

From February 17, 2011 to February 17, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,250,570	1,242,670

From March 25, 2011 to March 25, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	427,410	424,710

From November 30, 2011 to November 30, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	158,300	157,300

From December 23, 2011 to December 23, 2018, with interest rate of 6.60%. The loan is collateralized by buildings and land use rights	506,560	503,360

From March 19, 2012 to January 18, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,060,610	-

	$11,081,000	$9,957,090

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

As of March 31, 2012,, the Company drew down the entire $11.0 million.

Note 7 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2012:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2011	120,000	$1.03	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at March 31, 2012	120,000	$1.03	$-
Exercisable at March 31, 2012	100,000	$1.07	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2012, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

$0.80	60,000	$0.80	4.69
1.25	60,000	1.25	1.18
	120,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2012, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

$0.80	40,000	$0.80	4.69
1.25	60,000	1.25	1.18
	100,000

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2012:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2011	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at March 31, 2012	521,664	$1.70	0.99
Exercisable at March 31, 2012	521,664	$1.70	0.99

Note 8 - Employee Welfare Plans

The expense for employee common welfare was $40,302 and $62,814 for the three months ended March 31, 2012 and 2011, respectively.  The Company did not record a welfare payable as of March 31, 2012 or December 31, 2011.  The Chinese government abolished the 14% welfare plan policy in 2007.  The Company is not required to establish welfare and common welfare reserves.

Note 9 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

  Making up cumulative prior years’ losses, if any;

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

The Company appropriated $19,434 and $115,124 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2012 and 2011, respectively.

Note 10 - Current Vulnerability Due to Certain Concentrations

Two customers accounted for 5% and 5%, respectively, of the Company’s sales for the three months ended March 31, 2012.

Two customers accounted for 9% and 7%, respectively, of the Company’s sales for the three months ended March 31, 2011.

One vendor provided 17% of the Company’s raw materials for the three months ended March 31, 2012.

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

Note 11 – Commitments and Contingencies

At March 31, 2012, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $704,529.

Note 12 – Segment Information

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2012 and 2011:

	2012	2011

Revenues from unrelated entities
Tobacco film	$10,038,041	$8,035,528
Water-based latex	13,811	-
Coated film	4,117,416	4,919,591
Color printing	1,030,806	1,656,174
Advanced film	2,169,950	1,295,552
	$17,370,024	$15,906,845

Intersegment revenues
Tobacco film	$5,251,085	$1,897,087
Water-based latex	169,067	-
Coated film	2,153,897	389,590
Color printing	539,234	274,082
Advanced film	1,135,141	-
	$9,248,424	$2,560,759

Total Revenues
Tobacco film	$15,289,126	$9,932,615
Water-based latex	182,878	-
Coated film	6,271,313	5,309,181
Color printing	1,570,040	1,930,256
Advanced film	3,305,091	1,295,552
Less Intersegment revenues	(9,248,424)	(2,560,759)
	$17,370,024	$15,906,845

Income (loss) from operations
Tobacco film	$500,214	$1,105,513
Water-based latex	683	-
Coated film	(385,004)	262,794
Color printing	(123,384)	(149,107)
Advanced film	(57,418)	81,673
Holding Company	(65,158)	(95,481)
	$(130,067)	$1,205,392

Interest income
Tobacco film	$5,102	$2,266
Water-based latex	7	-
Coated film	2,093	1,401
Color printing	524	453
Advanced film	1,103	265
Holding Company	-	1,889
	$8,829	$6,273

Interest Expense
Tobacco film	$156,240	$68,135
Water-based latex	215	-
Coated film	75,270	44,550
Color printing	19,356	18,344
Advanced film	36,912	11,922
Holding Company	676	-
	$288,669	$142,951

Income tax expense (benefit)
Tobacco film	$74,042	$118,859
Water-based latex	-	-
Coated film	4,901	79,239
Color printing	-	-
Advanced film	-	12,738
Holding Company	-	-
	$78,943	$210,836

Net Income (loss)
Tobacco film	$244,949	$964,268
Water-based latex	475	-
Coated film	(511,796)	157,427
Color printing	(142,216)	(175,441)
Advanced film	(121,484)	152,392
Holding Company	(65,834)	(93,642)
	$(595,906)	$1,005,004

Provision for depreciation
Tobacco film	$361,392	$275,276
Water-based latex	10,730	-
Coated film	174,102	62,563
Color printing	44,770	79,246
Advanced film	85,379	101,377
Holding Company	-	-
	$676,373	$518,462

	As of	As of
	March 31,	December 31,
	2012	2011
Total Assets
Tobacco film	$34,590,498	$31,239,495
Water-based latex	961,826	797,500
Coated film	17,350,072	20,810,552
Color printing	4,461,552	5,768,795
Advanced film	8,508,365	7,470,573
Holding Company	13,070,759	11,646,065
	$78,943,072	$77,732,980

Note 13 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2012 and 2012 is as follows:

Geographical Areas	2012	2011

Chinese Main Land	$14,377,941	$13,084,399
Asia (outside Mainland China)	1,172,563	1,227,574
Australia	923,223	416,298
Middle East	319,837	575,093
North America	257,939	601,418
Africa	33,841	-
Europe	260,334	-
South America	24,346	2,063
	$17,370,024	$15,906,845

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in  Item 1A, “Risk Factors” included in the Company annual report on Form 10-K filed on April 12, 2012.

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

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments: bi-axially oriented polypropylene, or BOPP, film for wrapping tobacco; water-based latex; coated film; color printed packaging; and advanced film.  Our products are sold to customers in the food, tobacco, chemical, medical and pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing industries.  Our current production capacity consists of: five coated film lines with a total capacity of 15,000 tons a year; two BOPP tobacco film production lines with a capacity of 13,500 tons a year; one BOPP film production line with a capacity of 7,000 tons a year; three color printing lines; four anti-counterfeit film lines with a total capacity of 2,500 tons a year; and two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

The table below shows the percentage of revenue by each of our business segments for the three months ended March 31, 2012 and 2011:

	Percent of Revenue
	2012	2011
BOPP tobacco film	57.8%	50.5%
Water-based latex	0.1%	0.0%
Coated film	23.7%	30.9%
Color printing	5.9%	8.2%
Advanced film	12.5%	10.4%
	100.0%	100.0%

We have 19 patents by the State Intellectual Property Office of China and have 10 patent applications relating to our products and manufacturing processes pending.  Although our patents and processes provide us with a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business as a whole.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is accessible via www.shinerinc.com.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

			$	%
	2012	2011	Change	Change
Revenues	$17,370,024	$15,906,845	$1,463,179	9.2%
Cost of goods sold	15,199,083	13,539,738	1,659,345	12.3%
Gross profit	2,170,941	2,367,107	(196,166)	-8.3%
Selling, general and administrative expenses	2,301,008	1,161,715	1,139,293	98.1%
Interest expense, net of interest income	279,840	136,678	143,162	104.7%
Other income (expense), net	(101,183)	194,611	(295,794)	152.0%
Exchange loss	(5,873)	(55,795)	49,922	-89.5%
Income tax expense	78,943	210,836	(131,893)	-62.6%
Net loss attributed to noncontrolling interest	41,386	8,310	33,076	398.0%
Net income (loss) attributed to Shiner	$(554,520)	$1,005,004	$(1,559,524)	155.2%

Revenues

Revenues for the three months ended March 31, 2012 increased 9.2%, or $1.5 million, to $ 17.4 million, compared to $15.9 million in 2011. Advanced film sales increased 67.1% to $2.2 million, up from $1.3 million in 2011. This increase was mainly a result of increased sales across all of our product lines. BOPP tobacco revenue increased 24.9%, or $2.0 million, to $10.0 million in the three months ended March 31, 2012, from $8.0 million in 2011. Coated film revenue decreased 16.3%, or $0.8 million, to $4.1 million in the three months ended March 31, 2012, from $4.9 million in 2011. Our anti-counterfeit revenue increased 67.1%, or $0.9 million, to $2.2million in the three months ended March 31, 2012, from $1.3 million in of 2011. Our color printing segment revenues decreased 37.8%, or $0.63 million, to $1.0 million in the three months ended March 31, 2012, from $1.7 million in 2011.

The increase in revenue was primarily caused by a 9.9%, or $1.3 million, increase in the volume of our domestic sales during the three months ended March 31, 2012. Our domestic sales accounted for 82.8%, or $14.4 million of our sales during the three months ended March 31, 2012, while only 82.0%, or $13.1 million, of our sales were made domestically in the same 2011 period. The Company provides coated film to its largest customer, who manufactures snack cakes, and our remaining top three customers are tobacco manufacturers who use our BOPP tobacco film.

Internationally, we sell three lines of products: advanced film (anti-counterfeit film), coated film, and color printing. International sales for the three months ended March 31 2012 were $3.0 million, or 17.2%, of our revenues in 2012 as compared to $2.8 million or 18.0% of revenue for the same 2011 period. The increase was not significant. All international sales are indirect using a network of distributors and converters.

Cost of Goods Sold

Cost of goods sold (“COGS”) increased $1.7 million, or 12.3%, from $13.5 million for the three months ended March 31, 2011, to $15.2 million for the 2012 period. The COGS was 87.5% and 85.1% of our revenue in the three months ended March 31, 2012 and 2011, respectively.

The principal cost component of our COGS is raw materials which includes petroleum. The increase in COGS year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations, an increase in the cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the COGS. We estimate that a $10 per barrel increase in the price of crude oil would cause our raw material costs to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period. There has not been a significant difference in the COGS percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a similar impact on the profitability of our various product lines.

In a corporate effort to be environmentally friendly and improve work conditions in our production facilities, we had previously switched to non-benzene based ink products, which was appreciated by our customers at the time. Food safety regulations subsequently mandated the use of non-benzene based products in the packaging of foods and our prior switch helped our food packaging operations, which are conducted in the same production facilities, to easily comply.

Gross Profit

Our gross profit for the three months ended March 31, 2012 was $2.2 million, a profit margin of 12.5%, a decrease of 2.4% from 14.9% for the same 2011 period. The decrease in profit margin was primarily a consequence of an increase during the 2012 period in overhead unit rates as a result of increased labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 98.1%, or $1.1 million, to $2.3 million for the three months ended March 31, 2012, compared to $1.2 million in the same 2011 period. General and administrative expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses (“R&D”). Although we have strict standards to control our general and administrative expenses, during the 2012 period we increased our R&D expenditures, as compared to the 2011 period. The increase in selling, general and administrative expenses is mainly due to an increase of $0.5 million in R&D expenses and an increase of $0.2 million for marketing activities.

Interest Expense, net

Interest expense increased by 104.7%, or $143,162, to $279,840 in the three months ended March 31, 2012, compared to $136,678 in the same period of 2011, primarily due to additional short-term and long-term loans.

Other Income (Expense)

Other income decreased by $295,794, or 152.0%, to ($101,183) for the three months ended March 31, 2012, compared to income of $194,611 in the same period of 2011. During the three months ended March 31, 2012, we received $ 0.3 million in subsidy income from Chinese Governmental Agencies for developing technology and for R&D projects.

Income Tax Expense

For the three months ended March 31, 2012, we recorded a tax provision of $78,943, compared to $210,836 for the same period of 2011. Our effective tax rates for 2012 and 2011 were 28.9% and 19%, respectively. The increase in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income (Loss)

We had a net loss of ($554,520) during the three months ended March 31, 2012, which was a $1.5 million, or 155.2%, decrease from a $1.0 million net income during the same 2011 period. The decrease in net income was mainly due to increased labor costs, depreciation of our new property, no other income from a former landlord (related to payments received for vacating a leased property early in 2011) , offset by an increase in subsidy income.

Liquidity and Capital Resources

At March 31, 2012, we had $2.0 million in cash and equivalents on hand, compared to $2.8 million at December 31, 2011, and we had working capital of $7.7 million at both March 31, 2012 and December 31, 2011.  The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase non-current assets. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of the cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011
Net cash (used in) provided by operating activities	$1,063,030	$(5,385,679)
Net cash used in investing activities	(1,176,067)	(10,000,363)
Net cash provided by (used in) financing activities	(718,938)	9,754,597
Effect of exchange rate changes on cash and equivalents	22,196	31,785
Net (decrease)/increase in cash and equivalents	(809,779)	(5,599,660)
Cash and cash equivalents at beginning of the period	2,831,808	8,622,035
Cash and cash equivalents at end of the period	$2,022,029	$3,022,375

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2012 was $1.1 million, as compared to (5,385,679) used in operating activities during the same 2011 period. Net cash flows was comprised primarily of net loss of $0.6 million, offset by depreciation and amortization of $0.7 million and an increase in working capital components of $0.9 million.

As of March 31, 2012, our accounts receivable increased by $0.07 million compared with December 31, 2011. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales. As of March 31, 2012, our inventory increased by $3.4 million compared with December 31, 2011 and our advances to suppliers decreased by $2.2 million.

Investing Activities

We used $1.2 million from our investing activities during the three months ended March 31, 2012, as compared to $10.0 million used in investing activities during the same 2011 period. We primarily invested in the acquisition of property and equipment. We are building a new tobacco film production line in a fully automated plant equipped with state-of-the-art production machinery.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2012 was $0.7 million, as compared to $9.7 million provided by financing activities during the same 2011 period. During the three months ended March 31, 2012, we repaid $8.6 million of short term loans and received proceeds of $6.8 million and $1.0 million for short-term and long-term loans, respectively.

Loan Commitments

Our current liabilities increased by $1.8 million during the three months ended March 31, 2012, principally due to the increase in accounts and other payables. As of March 31, 2012, the amount, maturity date and term of each of our bank loans were as follows: (All amounts in U.S. Dollars)

Lender	Interest rate	Maturity date	Balance
The Hainan Branch of Shenzhen Development Bank	8.53%	Feb 18, 2013	$1,583,000
The Hainan Branch of Shenzhen Development Bank	8.20%	Jun 30, 2012	1,583,000
The Hainan Branch of Industrial and Commercial Bank of China	3.27%-6.41%	Jun 5, 2012	3,100,954
The Hainan Branch of Nanyang Commercial Bank (China)	N/A	Jun 23, 2012	2,706,954
The Hainan Branch of the Bank of China	6.60%	Jan 24, 2018	2.532,800
The Hainan Branch of the Bank of China	6.60%	Feb 10, 2018	2,849,400
The Hainan Branch of the Bank of China	6.60%	Feb 16, 2018	2,295,350
The Hainan Branch of the Bank of China	6.60%	Feb 17, 2018	1,250,570
The Hainan Branch of the Bank of China	6.60%	Mar 25, 2018	427,410
The Hainan Branch of the Bank of China	6.60%	Nov 30, 2018	158,300
The Hainan Branch of the Bank of China	6.60%	Dec 23, 2018	506,560
The Hainan Branch of the Bank of China	6.60%	Jan 18, 2018	1,060,610
Total			20,054,908

During the three months ended March 31, 2012, we paid approximately $8.6 million of our short-term loans and borrowed an additional $6.8 million in short-term loans. These loans are due between June 30, 2012 and February 2013. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $11.1 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after March 31, 2012.  On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively.

Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark.  Additional interest will be paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. As collateral under this facility, Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land, buildings and property.

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

Obligations under Material Contracts

We have the following material payment obligations:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$8,973,908	$-	$-	$-	$8,973,908
Long-term loans	-	-	-	11,081,000	11,081,00	0
Interest on loan obligations	927,034	1,462,692	1,462,692	548,510	4,400,928
Lease obligations	428,928	689,500	-	-	1,118,428
Total	$10,329,870	$2,152,192	$1,462,692	$11,629,510	$25,574,264

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 120,000 options outstanding as of March 31, 2012.

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

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 120,000 options and 521,664 warrants outstanding as of March 31, 2012. All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect since the exercise prices are greater than the average stock price.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact our consolidated financial statements.

Seasonality of our Sales

The first quarter of the calendar year is typically the slowest season of the year due to the Chinese New Year holiday. During this period, accounts receivable collection is very slow and we also need to prepare for upcoming busier seasons by making payments for inventory.

Off-Balance Sheet Arrangements

For the period ended March 31, 2012, we did not have any off-balance sheet arrangements.

Inflation

Inflation does not have a material effect on our business or operations.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of March 31, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

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

Shiner International, Inc.

May 21, 2012	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

