Form 10-Q
period 2012-06-30
Shiner International, Inc.
filed 2012-08-15
CIK 1369774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

On August 14, 2012, 27,541,491 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$3,435,300	$2,831,808
Restricted cash	214,645	57,613
Accounts receivable, net of allowance for doubtful
accounts of $216,097 and $121,017 at 2012 and 2011	7,518,337	7,744,377
Advances to suppliers	12,123,083	10,042,214
Notes receivable	23,760	7,865
Inventory, net	12,601,434	10,252,955
Prepaid expenses & other current assets	597,395	1,072,326

Total current assets	36,513,954	32,009,158

Property and equipment, net	35,287,561	27,836,253
Construction in progress	4,868,557	12,037,154
Advance for the purchase of equipment	786,082	763,427
Intangible assets, net	2,966,848	3,063,646
Goodwill	2,037,492	2,023,342
TOTAL ASSETS	$82,460,494	$77,732,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,227,289	$5,133,835
Other payables	6,848,762	7,021,179
Unearned revenue	1,759,492	1,313,320
Accrued payroll	154,069	193,884
Short-term loans	17,676,554	10,684,625

Total current liabilities	29,666,166	24,346,843

Long-term loans	11,088,000	9,957,090

Total Liabilities	40,754,166	34,303,933

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized,
27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,334,424	14,332,392
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,721,604	5,426,393
Statutory reserve	3,301,528	3,523,273
Retained earnings	16,731,553	18,478,618
Total Shiner stockholders' equity	40,058,676	41,730,243
Noncontrolling interest	1,647,652	1,698,804
Total equity	41,706,328	43,429,047

TOTAL LIABILITIES AND EQUITY	$82,460,494	$77,732,980

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Revenue	$16,401,485	$17,867,227	$33,771,509	$33,774,072
Cost of goods sold	15,913,476	15,347,733	31,112,559	28,887,471
Gross profit	488,009	2,519,494	2,658,950	4,886,601

Operating expenses
Selling	577,500	548,952	1,232,031	993,628
General and administrative	1,386,968	666,360	3,033,445	1,383,399
Total operating expenses	1,964,468	1,215,312	4,265,476	2,377,027

Income (loss) from operations	(1,476,459)	1,304,182	(1,606,526)	2,509,574

Non-operating income (expense):
Other income, net	294,712	(122,778)	193,529	71,833
Interest income	9,565	2,191	18,394	8,464
Interest expense	(323,196)	(271,329)	(611,865)	(414,280)
Exchange (loss)	(3,775)	116,508	(9,648)	60,713
Total non-operating income (expense)	(22,694)	(275,408)	(409,590)	(273,270)

Income (loss) before income tax	(1,499,153)	1,028,774	(2,016,116)	2,236,304

Income tax expense (benefit)	(63,222)	222,402	15,721	433,238

Net income (loss)	(1,435,931)	806,372	(2,031,837)	1,803,066

Net loss attributed to noncontrolling interest	(21,641)	7,001	(63,027)	(1,309)

Net income (loss) attributed to Shiner	$(1,414,290)	$799,371	$(1,968,810)	$1,804,375

Comprehensive income (loss)
Net income (loss)	$(1,435,931)	$806,372	$(2,031,837)	$1,803,066
Foreign currency translation gain	28,762	476,031	307,086	702,545

Comprehensive income (loss)	$(1,407,169)	$1,282,403	$(1,724,751)	$2,505,611

Weighted average shares outstanding :
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Earnings (loss) per share attributed to Shiner common stockholders
Basic	$(0.05)	$0.03	$(0.07)	$0.07
Diluted	$(0.05)	$0.03	$(0.07)	$0.07

 The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,031,837)	$1,803,066
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	1,654,126	1,151,187
Amortization	118,214	46,606
Stock compensation expense	2,032	1,390
Change in working capital components:
Accounts receivable	280,177	2,967,525
Inventory	(2,276,621)	(2,353,513)
Advances to suppliers	(2,010,504)	(5,942,213)
Other assets	475,505	165,556
VAT receivable	-	(1,547,708)
Accounts payable and accrued expenses	(1,942,069)	(186,329)
Unearned revenue	439,576	1,433,840
Other payables	(219,453)	1,409,669
Accrued payroll	(41,167)	2,460

Net cash used in operating activities	(5,552,021)	(1,048,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Shimmer Sun Ltd	-	(1,300,000)
Cash acquired in acquisition of Shimmer Sun Ltd	-	248,742
Issuance of notes receivable	(23,764)	-
Payment on note receivable	7,925	25,684
Payments for property and equipment	(1,675,316)	(8,830,790)
Payments for construction in progress	-	(4,002,547)
Increase in restricted cash	(156,619)	-

Net cash used in investing activities	(1,847,774)	(13,858,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(11,655,944)	(6,880,500)
Proceeds from short-term loans	18,572,677	7,645,000
Proceeds from long-term loans	1,061,206	9,036,390

Net cash provided by financing activities	7,977,939	9,800,890

Effect of exchange rate changes on cash and cash equivalents	25,348	14,533

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	603,492	(5,091,952)

CASH AND EQUIVALENTS, BEGINNING BALANCE	2,831,808	8,622,035

CASH AND EQUIVALENTS, ENDING BALANCE	$3,435,300	$3,530,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$546,020	$397,998
Income taxes paid	$7,608	$439,962

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011(unaudited)

 Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Organization and Line of Business

“Shiner” was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries manufactures Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout China, Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in these industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shanghai Juneng Functional Film Company, Ltd., or “Shanghai Juneng,” (vi) Shimmer Sun Ltd., or “Shimmer Sun,” (vii) Hainan Jingyue New Material Co., Ltd ., or “Jingyue,” (viii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or "Ningbo".

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

Subsidiary	Place Incorporated	Percentage Owned	Parent

Shiner International, Inc.	Nevada, USA		None
Hainan Shiner	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny Day
Zhuhai Modern	China	100%	Shiny Day
Shanghai Junneng	China	70%	Shiner International, Inc.
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Ltd.
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Ningbo	China	65%	Yongxin

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

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

Advances to Suppliers

To insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers. The advances to suppliers are interest free and unsecured.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
		(audited)
Operating equipment	$29,935,161	$14,028,345
Vehicles	695,286	801,057
Office equipment	317,947	250,809
Buildings	12,175,805	18,912,102
Building and equipment improvements	559,410	538,930
	43,683,609	34,531,243
Less accumulated depreciation	(8,396,048)	(6,694,990)
	$35,287,561	$27,836,253

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan and a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at June 30, 2012 and December 31, 2011 are $4.9 million and $12.0 million, respectively, which includes the facility and the equipment. Once the project is completed, the project will be transferred from “Construction in progress” to “Property and equipment. The first phase of the project was completed during 2010. The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2012 and December 31, 2011, respectively, the RMB 29.1 million (or $4.5 million based on the exchange rate at June 30, 2012) government grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis used to depreciate the asset.

In December 2011, the Company received a government grant of RMB 14 million (or $2.2 million based on the exchange rate of $0.1584 as of June 30, 2012) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2012 and December 31, 2011, respectively, the grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

In Jan 2012, the Company received a government grant of RMB 1.8 million (or $0.3 million based on the exchange rate of $0.1584 as of June 30, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2012, the grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

 The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and December 31, 2011, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third plot, the Company’s rights run through October 2060. The Company also acquired a patent with the acquisition of Shimmer that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Summary of changes in goodwill by reporting segments is as follows:

	Water-based
	latex	Total

Balance, December 31, 2011	$2,023,342	$2,023,342
Foreign currency adjustment	14,150	14,150
Balance, June 30, 2012	$2,037,492	$2,037,492

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2012 and December 31, 2011, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the six months ended June 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2012 and 2011, were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and six months ended June 30, 2012 were $649,976 and $1,336,942, respectively, and $306,738 and $463,818 for the three and six months ended June 30, 2011 respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of June 30, 2012.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 521,664 warrants outstanding as of June 30, 2012 with weighted-average exercise prices of $0.95 and $1.70, respectively. All options and warrants were excluded from the diluted loss per share for the six months ended June 30, 2012 due to the anti-diluted effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$(0.05)	27,541,491	$0.03
Effect of dilutive stock options
and warrants	-	-	-	-
Diluted earnings(loss) per share	27,541,491	$(0.05)	27,541,491	$0.03

	Six Months Ended June 30,
	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$(0.07)	27,541,491	$0.07
Effect of dilutive stock options
and warrants	-	-	-	-
Diluted earnings (loss) per share	27,541,491	$(0.07)	27,541,491	$0.07

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,721,604 and $5,426,393 at June 30, 2012 and December 31, 2011, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Dividends

The Company's Chinese subsidiaries have restrictions on the payment of dividends to the Company. China has currency and capital transfer regulations that may require the Company's Chinese subsidiaries to comply with complex regulations for the movement of capital. These regulations include a public notice issued in October 2005 by the State Administration of Foreign Exchange (“SAFE”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China.  Although the Company believes its Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends outside of China.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not significantly impact the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

Note 3 - Inventory

Inventory at June 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
		(audited)
Raw Material	$6,541,109	$4,093,316
Work in process	794,110	1,724,754
Finished goods	5,816,217	4,781,927
	13,151,436	10,599,997
Less: Obsolescence reserve	(550,002)	(347,042)
	$12,601,434	$10,252,955

Note 4 - Intangible Assets

Intangible assets at June 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
		(audited)
Patent	$2,135,175	$2,120,348
Right to use land	1,161,500	1,153,434
Less: Accumulated amortization	(329,827)	(210,136)
Intangible assets, net	$2,966,848	$3,063,646

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 5 – Other Payables

Other payables at June 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
		(audited)
Special purpose fund for Shi Zi Ling workshop	$4,455,792	$4,577,430
Special purpose fund for structure and equipment	2,143,680	2,202,200
Miscellaneous payables	249,290	241,549
	$6,848,762	$7,021,179

The $4,455,792 and $2,143,680 payables at June 30, 2012 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants in Note 2.

Note 6 - Debt

Short-term loans at June 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
		(audited)
From February 28, 2011 to February 28, 2012, with interest of 6.06% at December 31, 2011, collateralized by equipment	$-	$4,247,100

From March 16, 2012 to February 18, 2013, with interest of 8.53% at June 30, 2012, collateralized by equipment	1,584,000	-

From June 19, 2012 to June 19, 2013, with interest of 8.20% at June 30, 2012, collateralized by equipment	2,376,000	-

From June 8, 2012 to June 7, 2013, with interest of 7.26% at June 30, 2012, collateralized by equipment	4,276,800	-

From June 30, 2011 to June 30, 2012, with interest of 8.203% at June 30, 2012, collateralized by buildings and equipment	1,584,000	1,573,000

Various short-term loans payable to bank, with interest from 3.21% to 6.41%, due through September 28, 2012 and collateralized by accounts receivable.	1,666,938	2,795,039

Various bank acceptance bills, payable on various dates through December 15, 2012.	3,521,411	2,069,486

From May 30, 2012 to August 30, 2012, with interest of 8.1% at June 30, 2012,collateralized by a letter of credit	2,667,405	-

	$17,676,554	$10,684,625

Long-term loans at June 30, 2012 and December 31, 2011, respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
		(audited)
From January 24, 2011 to January 24, 2018, with interest of 6.60%, collateralized by buildings and land use rights	$2,534,400	$2,516,800

From February 10, 2011 to February 10, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,851,200	2,831,400

From February 16, 2011 to February 16, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,296,800	2,280,850

From February 17, 2011 to February 17, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,251,360	1,242,670

From March 25, 2011 to March 25, 2018, with interest of 6.60%, collateralized by buildings and land use rights	427,680	424,710

From November 30, 2011 to November 30, 2018, with interest of 6.60%, collateralized by buildings and land use rights	158,400	157,300

From December 23, 2011 to December 23, 2018, with interest of 6.60%, collateralized by buildings and land use rights	506,880	503,360

From March 19, 2012 to January 18, 2018, with interest of 6.60% collateralized by buildings and land use rights	1,061,280	-

	$11,088,000	$9,957,090

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), the Company’s wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is a secured revolving credit facility in an aggregate of RMB 70 million (or approximately $11.1 million based on the exchange rate on December 31, 2010) for a term of seven years.  Under the credit facility arrangement, Hainan Shiner is permitted to only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for the improvement.  Proceeds under the facility not used for these purposes would be subject to a misappropriation penalty interest rate that is 100% of the current interest rate on the loan.

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

The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to the Company, its sole shareholder, if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) its income before tax is insufficient to pay the capital, interest and expense of the lender.

As of June 30, 2012, the Company drew down the entire RMB70 million credit facility.

Note 7 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2012:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2011	120,000	1.03
Granted	-	-
Canceled/Expired	(30,000)	1.25
Exercised	-	1.25
Outstanding at June 30, 2012	90,000	$0.95	$-
Exercisable at June 30, 2012	70,000	$0.99	$-

The number and weighted average exercise prices of all options outstanding as of June 30, 2012, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2012	Price	(Years)

$0.80	60,000	$0.80	4.44
1.25	30,000	$1.25	1.93
	90,000

The number and weighted average exercise prices of all options exercisable as of June 30, 2012, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2012	Price	(Years)

$0.80	40,000	$0.80	4.44
1.25	30,000	$1.25	1.93
	70,000

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2012:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2011	521,664	1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at June 30, 2012	521,664	$1.70	0.74
Exercisable at June 30, 2012	521,664	$1.70	0.74

Note 8 - Employee Welfare Plans

The expense for employee common welfare was $40,302 and $$42,805 for the three and six months ended June 30, 2012, respectively, and $33,571 and $96,700 for the three and six months ended June 30, 2011, respectively.

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

The Company appropriated $0 and $239,292 as reserve for the statutory surplus reserve and statutory common welfare fund for the six months ended June 30, 2012 and 2011, respectively.

Note 10 - Current Vulnerability Due to Certain Concentrations

Two customers accounted for 5% and 4%, respectively, of the Company’s sales for the six months ended June 30, 2012.

Two customers accounted for 7% and 5%, respectively of the Company’s sales for the six months ended June 30, 2011.

One vendor provided 17% of the Company’s raw materials for the six months ended June 30, 2012, and one vendor provided 20% of the Company’s raw materials for the six months ended June 30, 2011.

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

Note 11 – Commitments and Contingencies

At June 30, 2012, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,195,453.

Note 12 – Segment Information

The Company recognized our products as five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film. The water-base latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better. Approximately 70% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Hainan Shiny-day and Zhuhai Huanuo.

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues from unrelated entities
Tobacco film	$10,596,958	$7,649,358	$20,634,999	$15,684,886
Water-based latex	278,999	173,437	292,810	173,437
Coated film	3,774,754	6,899,334	7,892,170	11,818,925
Color printing	385,673	1,472,768	1,416,479	3,128,942
Advanced film	1,365,101	1,672,330	3,535,051	2,967,882
	$16,401,485	$17,867,227	$33,771,509	$33,774,072

Intersegment revenues
Tobacco film	$4,516,389	$1,980,087	$9,767,474	$3,877,174
Water-based latex	(119)	218,897	168,948	218,897
Coated film	1,581,823	1,381,007	3,735,720	1,770,597
Color printing	131,249	675,443	670,483	949,525
Advanced film	538,158	-	1,673,299	-
	$6,767,500	$4,255,434	$16,015,924	$6,816,193

Total Revenues
Tobacco film	$15,113,347	$9,629,445	$30,402,473	$19,562,060
Water-based latex	278,880	392,334	461,758	392,334
Coated film	5,356,577	8,280,341	11,627,890	13,589,522
Color printing	516,922	2,148,211	2,086,962	4,078,467
Advanced film	1,903,259	1,672,330	5,208,350	2,967,882
Less Intersegment revenues	(6,767,500)	(4,255,434)	(16,015,924)	(6,816,193)
	$16,401,485	$17,867,227	$33,771,509	$33,774,072

Income (loss) from operations
Tobacco film	$(1,253,324)	$1,106,347	$(753,110)	$2,211,860
Water-based latex	59,830	11,556	60,513	11,556
Coated film	(169,752)	394,951	(554,756)	657,745
Color printing	(146,548)	(140,987)	(269,932)	(290,094)
Advanced film	(7,624)	(1,080)	(65,042)	80,593
Holding Company	40,959	(66,605)	(24,199)	(162,086)
	$(1,476,459)	$1,304,182	$(1,606,526)	$2,509,574

Interest income
Tobacco film	$6,137	$1,645	$11,239	$3,910
Water-based latex	152	1,087	159	1,087
Coated film	2,206	471	4,299	1,871
Color printing	248	281	772	734
Advanced film	822	552	1,925	817
Holding Company	-	(1,844)	-	45
	$9,565	$2,191	$18,394	$8,464

Interest Expense
Tobacco film	$212,604	$254,765	$368,844	$322,900
Water-based latex	3,622	-	3,837	-
Coated film	71,034	13,357	146,304	57,907
Color printing	10,245	(1,439)	29,601	16,905
Advanced film	25,021	4,646	61,933	16,568
Holding Company	670	-	1,346	-
	$323,196	$271,329	$611,865	$414,280

Income tax expense (benefit)
Tobacco film	$(64,768)	$204,686	$9,274	$323,545
Water-based latex	-	2,454	-	2,454
Coated film	(448)	16,211	4,453	95,450
Color printing	-	-	-	-
Advanced film	1,994	(949)	1,994	11,789
Holding Company	-	-	-	-
	$(63,222)	$222,402	$15,721	$433,238

Net Income (loss)
Tobacco film	$(1,219,285)	$740,267	$(974,336)	$1,704,535
Water-based latex	56,361	8,892	56,836	8,892
Coated film	(160,873)	348,388	(631,283)	505,815
Color printing	(156,545)	(130,824)	(298,761)	(306,265)
Advanced film	25,763	(100,547)	(95,721)	51,845
Holding Company	40,289	(66,805)	(25,545)	(160,447)
	$(1,414,290)	$799,371	$(1,968,810)	$1,804,375

Provision for depreciation
Tobacco film	$631,228	$221,353	$992,620	$496,629
Water-based latex	10,716	2,052	21,446	2,052
Coated film	219,625	359,517	393,727	422,080
Color printing	34,892	42,169	79,662	121,415
Advanced film	81,292	7,633	166,671	109,010
Holding Company	-	-	-	-
	$977,753	$632,724	$1,654,126	$1,151,186

	As of	As of
	June 30,	December 31,
	2012	2011
Total Assets
Tobacco film	$42,657,708	$31,239,495
Water-based latex	742,360	797,500
Coated film	16,920,389	20,810,552
Color printing	3,423,487	5,768,795
Advanced film	7,162,648	7,470,573
Holding Company	11,553,902	11,646,065
	$82,460,494	$77,732,980

Note 13 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2012 and 2012 is as follows:

	Three Months Ended June 30,		Six months ended June 30,
Geographical Areas	2012	2011	2012	2011

Chinese Main Land	$13,569,643	$15,135,167	$27,947,584	$28,219,566
Asia (outside Mainland China)	1,282,973	1,347,094	2,455,536	2,574,668
Australia	997,009	564,614	1,920,232	980,912
North America	374,903	280,254	632,842	881,672
Middle East	99,183	378,655	419,020	953,748
Europe	77,774	-	338,108	-
Africa	-	142,172	33,841	142,172
South America	-	19,271	24,346	21,334
	$16,401,485	$17,867,227	$33,771,509	$33,774,072

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

●	“Shiner,” “Company,” “we,” “us” or “our” are to Shiner and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shanghai Juneng Functional Film Company, Ltd., or “Shanghai Juneng,” (vi) Shimmer Sun Ltd., or “Shimmer Sun,” (vii) Hainan Jingyue New Material Co., Ltd ., or “Jingyue,” (viii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or "Ningbo".

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

●	“China,” “Chinese” and “PRC” are to the People’s Republic of China; and

●	“BVI” are to the British Virgin Islands.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The table below shows the percentage of revenue by each of our business segments for the six months ended June 30, 2012 and 2011:

	Percent of Revenue for the Six Months ended		Percent of Revenue for the Three Months ended
	2012	2011	2012	2011
BOPP tobacco film	61.1%	46%	64.6%	42.8%
Water-based latex	0.9%	1%	1.7%	1.0%
Coated film	23.4%	35%	23.0%	38.6%
Color printing	4.2%	9%	2.4%	8.2%
Advanced film	10.4%	9%	8.3%	9.4%
	100.0%	100.0%	100.0%	100.0%

We have 20 patents by the State Intellectual Property Office of China and have 9 patent applications relating to our products and manufacturing processes pending.  Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is www.shinerinc.com.

Results of Operations

Comparison of the Three months Ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		$	%
	2012	2011	Change	Change
Revenues	$16,401,485	$17,867,227	$(1,465,742)	-8.2%
Cost of goods sold	15,913,476	15,347,733	565,743	3.7%
Gross profit	488,009	2,519,494	(2,031,485)	-80.6%
Selling, general and administrative expenses	1,964,468	1,215,312	749,156	61.6%
Interest expense, net of interest income	313,631	269,138	44,493	16.5%
Other income (expense), net	294,712	(122,778)	417,490	340.0%
Exchange gain (loss)	(3,775)	116,508	(120,283)	-103.2%
Income tax expense	(63,222)	222,402	(285,624)	-128.4%
Net loss attributed to noncontrolling interest	21,641	(7,001)	28,642	409.1%
Net income (loss) attributed to Shiner	$(1,414,290)	$799,371	$(2,213,661)	-276.9%

Revenues

Revenues for the three months ended June 30, 2012 decreased $1.5 million (or 8.2%), to $ 16.4 million compared to $17.9 million for the corresponding period in 2011. The decrease was primarily attributable to decreased revenues generated from coated film and color printing, which was partially offset by increase in revenues generated from BOPP tobacco, advanced film and water-based latex. For the three months ended June 30, 2012, revenue from coated film revenue decreased $3.1 million (or 45.3%) to $3.8 million from $6.9 million for the corresponding period in 2011, and sales from color printing decreased $1.1 million (or 73.8%) to $0.4 million from $1.5 million for the corresponding period in 2011. For the three months ended June 30, 2012, revenue from BOPP tobacco increased $3.0 million (or 38.5%) to $10.6 million from $7.6 million for the corresponding period in 2011; revenue from advanced film decreased $0.3 million (or 18.2%) to $1.4 million from $1.7 million for the corresponding period in 2011; and revenue from water-based latex increased $0.1 million (or 60.9%) to $0.3 million from $0.2 million for the corresponding period in 2011.

We sell or products both domestically an internationally. All international sales are indirect sale through a network of distributors and converters. For the three months ended in June 30, 2012, the division between our domestic and international sales remained substantially stable as compared to the corresponding period in 2011. For the three months ended in June 30, 2012 and June 30, 2011, sales generated domestically accounted for 82.7% and 84.7%, respectively, of our total revenues for that period, and sales generated internationally from selling our advanced, coated film, and color printing, accounted for 17.3% and 15.3%, respectively, of our total revenues for that period.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the three months ended June 30, 2012 increased $0.6 million (or 3.7%) from $15.3 million to $15.9 million for the corresponding period in 2012. The COGS was 97.0% and 85.9% of our revenue for the three months ended June 30, 2012 and 2011, respectively. The principal cost component of our COGS is raw materials which includes petroleum. The increase in COGS year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations, an increase in the cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the cost of goods sold. We estimate an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period. There has not been a significant difference in the COGS percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a similar impact to our different product lines’ profitability.

The packaging industry standards mandate the use of non-benzene based packaging products for food packaging. To be environmentally friendly and to improve work conditions in our factory, Shiner switched to non-benzene based ink products, which increased raw material costs This change also contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility. We had favorable feedback from all of our customers at the time.

Gross Profit

Our gross profit for the three months ended June 30, 2012 was $0.5 million, representing a profit margin of 3.0%, a decrease of 11.1% from 14.1% for the corresponding period in 2011. The decrease in profit margin was primarily a consequence of an increase in labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2012 increased by 61.6%, or $0.74 million, to $1.96 million in 2012 compared to $1.22 million for the corresponding period in 2011. General and administrative (“G&A”) expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses (“R&D expenses”). Although we have strict standards to control our G&A expenses, we have increased our R&D expenditures as compared to 2011. The increase in selling, general and administrative expenses was mainly due to a $0.2 million increase in R&D expense and a $0.2 million increase in for marketing expense.

Interest Expense, net

Interest expense increased by 16.5%, or $44,493, to $313,631 in the three months ended June 30, 2012 compared to $269,138 in the same period of 2011, primarily due to additional short-term and long-term loans.

Other Income

Other income increased by $417,490 or 340.0% to $294,712 for the three months ended June 30, 2012 compared to an expense of $122,778 in the same period of 2011. During the three months ended June 30, 2012, we received $0.3 million in subsidy income from Chinese governmental agencies for research and development projects.

Income Tax Expense

For the three months ended June 30, 2012, we recorded a tax benefit of $63,222 compared to a provision of $222,402 for the same period of 2011. Our effective tax rates for 2012 and 2011 were 0.01% and 22%, respectively. The increase in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income

The decrease in our net income for the three months ended June 30, 2012 compared to the same period of 2011 was mainly due to increased labor costs, depreciation of the new property.

Comparison of the Six months Ended June 30, 2012 and 2011

	For the six months ended June 30,		$	%
	2012	2011	Change	Change
Revenues	$33,771,509	33,774,072	$(2,563)	0.0%
Cost of goods sold	31,112,559	28,887,471	2,225,088	7.7%
Gross profit	2,658,950	4,886,601	(2,227,651)	-45.6%
Selling, general and administrative expenses	4,265,476	2,377,027	1,888,449	79.4%
Interest expense, net of interest income	593,471	405,816	187,655	46.2%
Other income (expense), net	193,529	71,833	121,696	169.4%
Exchange gain (loss)	(9,648)	60,713	(70,361)	-115.9%
Income tax expense	15,721	433,238	(417,517)	-96.4%
Net loss attributed to noncontrolling interest	63,027	1,309	61,718	4714.9%
Net income (loss) attributed to Shiner	$(1,968,810)	$1,804,375	$(3,773,185)	-209.1%

Revenues

Revenues for the six months ended June 30, 2012 remained substantially the same as the revenues for the corresponding period of 2011. For the six months ended June 30, 2012, there was a $5.5 increase in sales from advanced film, tobacco film and water-based latex, which, however, was offset by significant decrease in sales from coated film (33.2% decrease) and color printing (54.7% decrease) as compared to the sales for the corresponding period of 2011. For the six month ended June 30, 2012 as compared to the corresponding period in 2011, revenue from advanced film increased $0.5 million (or 19.1%) to $3.5 million, up from $3.0 million, revenue from BOPP tobacco increased $4.9 million (or 31.5%) to $20.6 million from $15.7 million, and revenue from water based latex increased $0.1 million (or 68.8%) to $0.3 million from $0.3 million. For the six month ended June 30, 2012 as compared to the corresponding period in 2011, revenue from coated film decreased $3.9 million (or 33.2%) to $7.9 million from $11.8 million, and revenue from color printing decreased $1.7 million (or 54.7%) to $1.4 million from $3.1 million.

For the six months ended in June 30, 2012, the division between our domestic and international sales remained substantially stable as compared to the corresponding period in 2011. For the sixe months ended in June 30, 2012 and June 30, 2011, sales generated domestically accounted for 82.8% and 83.6%, respectively, of our total revenues for that period, and sales generated internationally from selling our advanced film, coated film, and color printing accounted for 17.2% and 16.4%, respectively, of our total revenues for that period.

Cost of Goods Sold

For the six months ended June 30, 2012 as compared to the corresponding period in 2011, COGS increased $2.2 million (or 7.7%) from $28.9 million to $31.1 million. The COGS for the six months ended June 30, 2012 and 2011 accounted for 92.1% and 85.5% of our revenues for the corresponding period, respectively. As explained above, the increase in COGS was primarily caused by an increase in raw material costs due to petroleum price fluctuations, cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the cost of goods sold.

Gross Profit

Our gross profit for the six months ended June 30, 2012 was $2.7 million, representing a profit margin of 7.9%, a decrease of 6.6% from 14.5% for the corresponding period in 2011. The decrease in profit margin was primarily a consequence of an increase our COGS as a result of increase in raw material costs, labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

For the six months ended June 30, 2012, our selling, G&A expenses increased by $1.9 million (or 79.4%) to $4.3 million compared to $2.4 million for the corresponding period in 2011. G&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses. Although we have strict standards to control our G&A expenses, we have increased our R&D expenditures as compared to 2011. The increase in selling, general and administrative expenses was mainly due to an increase of $0.8 million in R&D expenses and an increase of $0.6 million in marketing expenses.

Interest Expense, net

Interest expense increased by $187,655 (or 46.2%) to $593,471 for the six months ended June 30, 2012 as compared to $405,816 for the same period in 2011, primarily due to additional short-term and long-term loans.

Other Income

Other income increased by $121,696 (or 169.4%) to 193,529 for the six months ended June 30, 2012 as compared to income of $71,833 for the same period in 2011. The increase was primarily attributable to the $0.2 million in subsidy income that we received from Chinese governmental agencies in the second quarter of 2012 for research and development projects.

Income Tax Expense

For the six months ended June 30, 2012, we recorded a tax provision of $15,721 as compared to $433,238 for the same period in 2011. Our effective tax rates for 2012 and 2011 were 0.01% and 19%, respectively. The decrease in the effective tax rate was due to losses incurred by certain subsidiaries.

Net Income

We suffered a net loss of $1,435,290 for the six months ended June 30, 2012, representing a decrease of $2,242,303 (or 278%) from a net income of $806,372 for the corresponding period in 2011. The decrease in our net income for the six months ended June 30, 2012 compared to the same period of 2011 was mainly due to a significant decrease in revenue and increases in GOGS and selling, general and administrative expenses, which was partially offset by an increase in other income, as explained elsewhere in this report.

Liquidity and Capital Resources

At June 30, 2012, we had $3.4 million in cash and equivalents on hand, compared to $2.8 million at December 31, 2011, and we had working capital of $6.9 million and $7.7 million at June 30, 2012 and December 31, 2011, respectively.  The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase property and equipment. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other demands for general corporate purposes.

Cash Flows

Below is a summary of the cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011
Net cash used in operating activities	$(5,552,021)	$(1,048,464)
Net cash used in investing activities	(1,847,774)	(13,858,911)
Net cash provided by financing activities	7,977,939	9,800,890
Effect of exchange rate changes on cash and equivalents	25,348	14,533
Net (decrease)/increase in cash and equivalents	603,492	(5,091,952)
Cash and cash equivalents at beginning of the period	2,831,808	8,622,034
Cash and cash equivalents at end of the period	$3,435,300	$3,530,093

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2012 was $5.6 million, an increase of $4.6 million (or 430%), as compared to net cash flow used in operating activities of $1.1 million for the corresponding period in 2011. The significant increase in the use of cash in operating activities during the six months ended June 30, 2012 as compared to the corresponding period in 2011 was comprised primarily of a decrease in revenue of $3.8 million (or 213%) and adjustments as a result of changes in working capital components. The changes in working capital components that primarily contributed to the increase in cash flow used in operating activities for the six months ended June 30, 2012 were a decrease in accounts receivable of $2.7 million (or 91%), an increase in accounts payable and accrued expenses of $1.8 million (or 942%), a decrease in unearned revenue of $1.0 million (or 70%), and an increase in other payable of $1.6 million (or 116%), which was partially offset by a decrease in advances to suppliers of $3.9 million (or 66%) and the absence of VAT receivable (or a decrease of $1.6 million). The decrease in our cash flow used in operating activities was largely due to the decrease in our revenues during the 6 months ended June 30, 2012 as compared to the corresponding period in 2011.

Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2012 was $1.9 million, an decrease of $12.0 million (or 86.7%), as compared to net cash flow used in investing activities of $13.9 million for the corresponding period in 2011. During the six months ended June 30, 2011, we invested $1.3 million in acquiring Shimmer Sun, and $8.8 in purchasing property and equipment. During the six months ended June 30, 2012, we did not acquire any subsidiary and we only used $1.7 million for the acquisition of property and equipment. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery. We commenced construction of the project in 2010.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $8.0 million, a decrease of $1.8 million (or 18.6%), as compared to the corresponding period in 2011. During the six months ended June 30, 2012 as compared to the corresponding period in 2011, we decreased our net cash provided by financing activities by repaying $11.7 million of short term loans, an increase of $4.8 million (or 69.4%) from $6.9 million, and decreasing our proceeds from our long term loans from $9.0 million to $1.1 million, a decrease of $8.0 million (or 88.3%). The foregoing decrease in net cash provided by financing activities was partially offset by our increase in proceeds from short-term loans to $18.6 million, an increase of $10.9 million (or 143%) from 7.7$ million.

Assets

Our total assets as of June 30, 2012 was $82.5 million, an increase of $4.7 million (or 6.1%), as compared to our total assets of $77.7 as of December 31, 2011. The increase was primarily due to the increase of $2.1 million (or 20.7%) in our advance to suppliers and an increase of $2.3 million (or 22.9%) in our inventory due to higher costs of raw material. As of June 30, 2012, our accounts receivable decreased slightly by $0.2 million (or 2.9%) as compared with December 31, 2011. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $5.3 million during the six months ended June 30, 2012, principally due to the increase in short-term loan from $10.7 million as of December 31, 2011 to $17.7 million, an increase of $7.0 million (or 65.4%), which was partially offset by the decrease in accounts payable of $1.9 million (or 37.1%) from $5.1 million to $3.2 million.

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China.  The credit facility is comprised of a seven-year 70 million RMB, or approximately $11.1 million, secured revolving credit facility.  Hainan Shiner may not make any draw downs under this facility after June 30, 2012.  On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements.  Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

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

During the six months ended June 30, 2012, we paid approximately $11.7 million of our short-term loans and borrowed an additional $18.6 million in short-term loans. These loans are due between June 30, 2012 and February 2013. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of June 30, 2012.

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

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 521,664 warrants outstanding as of June 30, 2012. All options and warrants were excluded from the diluted loss per share calculation due to their anti-dilutive effect since the exercise prices are greater than the average stock price.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FVof a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact our consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

Seasonality of our Sales

The first quarter of the calendar year is typically the slowest season of the year for us due to the Chinese New Year holiday. During this period, accounts receivable collection tends to be very slow and we also need to purchase raw material to prepare for upcoming busier seasons.

Off-balance sheet arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, Mr. Xing and Mr. Xu, determined that, as of June 30, 2012, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Exhibit

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* to be filed with an amendment to this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shiner International, Inc.

August 15, 2012	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer (Principal Executive Officer)

Shiner International, Inc.

August 15, 2012	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

