Form 10-Q
period 2012-09-30
Shiner International, Inc.
filed 2012-11-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  ]  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

[  ]  Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to _______.

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

Yes [  ]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [  ]

On November [*], 2012, 27,541,491 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash & equivalents	$3,592,817	$2,831,808
Restricted cash	641,475	57,613
Accounts receivable, net of allowance for doubtful accounts of $792,893 and $121,017 at 2012 and 2011	6,229,266	7,744,377
Advances to suppliers	10,852,070	10,042,214
Notes receivable	249,023	7,865
Inventory, net	11,172,322	10,252,955
Prepaid expenses & other current assets	550,315	1,072,326

Total current assets	33,287,288	32,009,158

Property and equipment, net	31,187,080	27,836,253
Construction in progress	5,302,166	12,037,154
Advance for the purchase of equipment	788,971	763,427
Intangible assets, net	2,902,230	3,063,646
Goodwill	2,033,633	2,023,342

TOTAL ASSETS	$75,501,368	$77,732,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,621,683	$5,133,835
Other payables	7,156,681	7,021,179
Unearned revenue	1,064,424	1,313,320
Accrued payroll	142,944	193,884
Short-term loans	13,366,416	10,684,625

Total current liabilities	26,352,148	24,346,843
Long-term loans	11,067,000	9,957,090
Total Liabilities	37,419,148	34,303,933

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,335,440	14,332,392
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,648,859	5,426,393
Statutory reserve	3,301,653	3,523,273
Retained earnings	13,200,131	18,478,618
Total Shiner stockholders' equity	36,455,650	41,730,243
Noncontrolling interest	1,626,570	1,698,804
Total equity	38,082,220	43,429,047

TOTAL LIABILITIES AND EQUITY	$75,501,368	$77,732,980

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Revenue	$16,706,608	$18,611,849	$50,478,117	$52,385,921
Cost of goods sold	15,257,456	16,490,987	46,370,015	45,378,458
Gross profit	1,449,152	2,120,862	4,108,102	7,007,463
Operating expenses
Selling	619,959	688,448	1,851,990	1,682,076
General and administrative	1,899,924	1,103,239	4,933,369	2,486,638
Loss on sale and write off of assets	2,106,379	-	2,106,379	-
Total operating expenses	4,626,262	1,791,687	8,891,738	4,168,714
Income (loss) from operations	(3,177,110)	329,175	(4,783,636)	2,838,749
Non-operating income (expense):
Other income, net	86,140	545,417	279,669	617,250
Interest income	16,842	2,453	35,236	10,917
Interest expense	(470,722)	(275,395)	(1,082,587)	(689,675)
Exchange (loss)	(12,435)	1,283	(22,083)	61,996
Total non-operating income (expense)	(380,175)	273,758	(789,765)	488

Income (loss) before income tax	(3,557,285)	602,933	(5,573,401)	2,839,237
Income tax expense (benefit)	(8,038)	219,894	7,683	653,132

Net income (loss)	(3,549,247)	383,039	(5,581,084)	2,186,105
Net loss attributed to noncontrolling interest	(17,950)	(27)	(80,977)	(1,336)
Net income (loss) attributed to Shiner	$(3,531,297)	$383,066	$(5,500,107)	$2,187,441
Comprehensive income (loss)
Net income (loss)	$(3,549,247)	$383,039	$(5,581,084)	$2,186,105
Foreign currency translation gain (loss)	(84,620)	440,458	222,466	1,143,003
Comprehensive income (loss)	$(3,633,867)	$823,497	$(5,358,618)	$3,329,108

Weighted average shares outstanding :
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Earnings (loss) per share attributed to Shiner common stockholders
Basic	$(0.13)	$0.01	$(0.20)	$0.08
Diluted	$(0.13)	$0.01	$(0.20)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,581,084)	$2,186,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,374,995	1,721,406
Amortization	177,221	54,460
Stock compensation expense	3,048	2,085
Loss on sale and write off of assets	2,106,379	-
Change in working capital components:
Accounts receivable	1,556,464	3,669,116
Inventory	(868,319)	(2,372,742)
Advances to suppliers	(759,743)	(7,106,058)
Other assets	522,937	(267,767)
VAT receivable		-
Accounts payable and accrued expenses	(538,765)	726,024
Unearned revenue	(253,282)	1,206,913
Other payables	101,551	206,121
Accrued payroll	(51,992)	(3,794)

Net cash provided by (used in) operating activities	(1,210,590)	21,869

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Shimmer Sun Ltd	-	(3,200,000)
Cash acquired in acquisition of Shimmer Sun Ltd	-	248,743
Cash from the sale of assets	1,226,825	-
Issuance of notes receivable	(249,348)	-
Payment on note receivable	7,925	34,594
Payments for property and equipment	(2,138,400)	(9,034,984)
Payments for construction in progress	-	(5,040,177)
Increase in restricted cash	(584,308)	-

Net cash used in investing activities	(1,737,306)	(16,991,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(20,432,635)	(7,020,000)
Proceeds from short-term loans	23,063,410	7,800,000
Proceeds from long-term loans	1,060,610	9,219,600

Net cash provided by financing activities	3,691,385	9,999,600

Effect of exchange rate changes on cash and cash equivalents	17,520	135,841
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	761,009	(6,834,514)
CASH AND EQUIVALENTS, BEGINNING BALANCE	2,831,808	8,622,035

CASH AND EQUIVALENTS, ENDING BALANCE	$3,592,817	$1,787,521
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$897,520	$623,826
Income taxes paid	$7,604	$621,980

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011 (unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

Subsidiary	Place	Percentage	Parent
	Incorporated	Owned
Shiner International, Inc.	Nevada, USA		None
Hainan Shiner	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny Day
Zhuhai Modern	China	100%	Shiny Day
Shanghai Junneng	China	70%	Shiner International, Inc.
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Ltd.
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Ningbo	China	65%	Yongxin

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (‘Shanghai Shifu”). Under the agreement, Shiner owns 70% of Shanghai Juneng, and Shanghai Shifu owns 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer. Shanghai Juneng pursues sales opportunities among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. ("Shimmer") for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as “other payables’ which was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling interest in Shimmer's subsidiary, Ningbo Neisuoer Latex Co., Ltd. ("Ningbo"). The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value (“FV”) of the individual assets acquired and liabilities assumed.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

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

Notes Receivable

Notes receivable consist of bank notes received from customers as payment of their accounts receivable. The notes are guaranteed by a bank and bear no interest. The notes are generally due within three months from the date of issuance.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at September 30, 2012 and December 31, 2011 (audited):

	September 30,	December 31,
	2012	2011

Operating equipment	$25,516,978	$14,028,345
Vehicles	693,969	801,057
Office equipment	226,613	250,809
Buildings	12,152,745	18,912,102
Building and equipment improvements	-	538,930
	38,590,305	34,531,243
Less accumulated depreciation	(7,403,225)	(6,694,990)
	$31,187,080	$27,836,253

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan and a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at September 30, 2012 and December 31, 2011 are $5.3 million and $12.0 million, respectively, which includes the facility and the equipment. Once the project is completed, the project will be transferred from “Construction in progress” to “Property and equipment. The first phase of the project was completed during 2010. The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2012 and December 31, 2011, respectively, the RMB29.1 million (or $4.5 million based on the exchange rate at September 30, 2012) government grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis used to depreciate the asset.

In December 2011, the Company received a government grant of RMB14 million (or $2.2 million based on the exchange rate of $0.1581 as of September 30, 2012) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2012 and December 31, 2011, respectively, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

In Jan 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate of $0.1581 as of September 30, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2012, the grant was recorded in “Other payables” on the accompanying consolidated financial statements. If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into other income over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2012 and December 31, 2011, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, the Company’s rights run through October 2060. The Company also acquired a patent with the acquisition of Shimmer that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Goodwill

Goodwill is the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests, and more frequently if circumstances dictate. The impairment testing is based on the FV of the reporting units, which is estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses. As of December 31, 2011 the Company performed the required impairment review which resulted in no impairment adjustments. The Company did not perform an impairment test at September 30, 2012.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FVs due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their FVs based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of September 30, 2012 and December 31, 2011 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the nine months ended September 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period the Company has earned the revenue and collectability is reasonably assured. Other income in 2011 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the revenue over the contract period.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2012 and 2011, were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and nine months ended September 30, 2012 were $766,758 and $2,103,700, respectively, and $464,445 and $964,080 for the three and nine months ended September 30, 2011 respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of September 30, 2012.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 521,664 warrants outstanding as of September 30, 2012 with weighted-average exercise prices of $0.95 and $1.70, respectively. All options and warrants were excluded from the diluted loss per share for the nine months ended September 30, 2012 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$(0.13)	27,541,491	$0.01
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$(0.13)	27,541,491	$0.01

	Nine Months Ended September 30,
	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$(0.20)	27,541,491	$0.08
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$(0.20)	27,541,491	$0.08

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,648,859 and $5,426,393 (audited) at September 30, 2012 and December 31, 2011, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments. See Note 14.

Dividends

The Company's Chinese subsidiaries have restrictions on the payment of dividends to the Company. China has currency and capital transfer regulations that may require the Company's Chinese subsidiaries to comply with complex regulations for the movement of capital. These regulations include a public notice issued in October 2005 by the State Administration of Foreign Exchange (“SAFE”) requiring PRC residents, including both legal and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. Although the Company believes its Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends outside of China.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of FV and ensure the FV measurement and disclosure requirements are similar between US GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements. This guidance was effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a significant impact the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not significantly impact the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory.

Note 4 - Inventory

Inventory at September 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	September 30,	December 31,
	2012	2011

Raw material	$3,958,907	$4,093,316
Work in process	1,152,193	1,724,754
Finished goods	6,431,186	4,781,927
	11,542,286	10,599,997
Less: Obsolescence reserve	(369,964)	(347,042)
	$11,172,322	$10,252,955

Note 5 - Intangible Assets

Intangible assets at September 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	September 30,	December 31,
	2012	2011

Patent	$2,131,131	$2,120,348
Right to use land	1,159,301	1,153,434
Less: Accumulated amortization	(388,202)	(210,136)
Intangible assets, net	$2,902,230	$3,063,646

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 6 – Other Payables

Other payables at September 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	September 30,	December 31,
	2012	2011

Special purpose fund for Shi Zi Ling workshop	$4,447,353	$4,577,430
Special purpose fund for structure and equipment	2,139,620	2,202,200
Miscellaneous payables	569,708	241,549
	$7,156,681	$7,021,179

The $4,447,353 and $2,139,620 payables at September 30, 2012 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants in Note 2.

Note 7 - Debt

Short-term loans at September 30, 2012 and December 31, 2011(audited), respectively, consisted of the following:

	September 30,	December 31,
	2012	2011

From February 28, 2011 to February 28, 2012, with interest of 6.06% at December 31, 2011. The loan was collateralized by equipment	$-	$4,247,100

From March 16, 2012 to February 18, 2013, with interest of 8.53% at September 30, 2012. The loan is collateralized by equipment	1,581,000	-

From June 19, 2012 to June 19, 2013, with interest of 8.20% at September 30, 2012. The loan is collateralized by equipment	2,371,500	-

From June 8, 2012 to June 7, 2013, with interest rate 7.26% at September 30, 2012. The loan is collateralized by equipment	4,268,700	-

From June 30, 2011 to September 30, 2012, with interest of 8.203% at September 30, 2012. The loan was collateralized by buildings and equipment	-	1,573,000

Various short-term loans payable to bank, with interest ranging from 3.21% to 6.41%. The loans were due through September 28, 2012 and were collateralized by accounts receivable	-	2,795,039

Various bank acceptance bills payable through January 24, 2013	2,267,796	2,069,486

From August 28, 2012 to November 24, 2012, with interest of 7.28% at September 30, 2012. The loan is collateralized by a letter of credit	2,086,920	-

From September 10, 2012 to March 10, 2013, with interest of 6.16% at September 30, 2012. The loan is collateralized by a building and equipment	790,500	-

	$13,366,416	$10,684,625

Long-term loans at September 30, 2012 and December 31, 2011 (audited), respectively, consisted of the following:

	September 30,	December 31,
	2012	2011

From January 24, 2011 to January 24, 2018, with interest of 6.60% . The loan is collateralized by buildings and land use rights	$2,529,600	$2,516,800

From February 10, 2011 to February 10, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,845,800	2,831,400

From February 16, 2011 to February 16, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,292,450	2,280,850

From February 17, 2011 to February 17, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,248,990	1,242,670

From March 25, 2011 to March 25, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	426,870	424,710

From November 30, 2011 to November 30, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	158,100	157,300

From December 23, 2011 to December 23, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	505,920	503,360

From March 19, 2012 to January 18, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,059,270	-

	$11,067,000	$9,957,090

Aggregate future maturities of long-term loans at September 30, 2012 are as follows:

Year ending December 31,
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	11,067,000
$11,067,000

On August 2, 2010, Hainan Shiner Industrial Co., Ltd. (“Hainan Shiner”), the Company’s wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is a secured revolving credit facility in an aggregate of RMB70 million (or approximately $11.1 million based on the exchange rate on December 31, 2010) for seven years. Under the credit facility arrangement, Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for the improvement. Proceeds under the facility not used for these purposes would be subject to a misappropriation penalty interest rate that is 100% of the current interest rate on the loan.

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

The credit facility includes covenants that prohibit Hainan Shiner from making distributions to the Company, its sole shareholder, if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) its income before tax is insufficient to pay the capital, interest and expense of the lender.

As of September 30, 2012, the Company drew down the entire RMB70 million credit facility.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2012:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2011	120,000	1.03
Granted	-	-
Canceled/Expired	(30,000)	1.25
Exercised	-	-
Outstanding at September 30, 2012	90,000	$0.95	$-
Exercisable at September 30, 2012	70,000	$0.99	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2012, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2012	Price	(Years)

$ 0.80	60,000	$0.80	4.19
1.25	30,000	$1.25	1.68
	90,000

The number and weighted average exercise prices of all options exercisable as of September 30, 2012, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2012	Price	(Years)

$ 0.80	40,000	$0.80	4.19
1.25	30,000	$1.25	1.68
	70,000

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2012:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2011	521,664	1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at September 30, 2012	521,664	$1.70	0.49
Exercisable at September 30, 2012	521,664	$1.70	0.49

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $7,599 and $50,404 for the three and nine months ended September 30, 2012, respectively, and $41,544 and $133,859 for the three and nine months ended September 30, 2011, respectively.

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

The Company appropriated $0 and $360,722 as reserve for the statutory surplus reserve and statutory common welfare fund for the nine months ended September 30, 2012 and 2011, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

Two customers accounted for 5% and 4%, respectively, of the Company’s sales for the nine months ended September 30, 2012.

There were no customers that exceeded 10% of the Company’s sales for the three or nine months ended September 30, 2011.

One vendor provided 15% of the Company’s raw materials for the nine months ended September 30, 2012, there was no vendor which accounted for 10% or more of the Company’s raw material purchases for the three and nine months ended September 30, 2011.

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

Note 12 – Commitments and Contingencies

At September 30, 2012, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $776,395.

Note 13 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better. Approximately 70% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Hainan Shiny-day and Zhuhai Huanuo.

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from unrelated entities
Tobacco film	$10,355,542	$7,144,354	$30,990,541	$22,829,240
Water-based latex	1,689	119,636	294,499	293,073
Coated film	3,717,094	6,931,047	11,609,264	18,749,972
Color printing	1,018,844	1,428,615	2,435,323	4,557,557
Advanced film	1,613,439	2,988,197	5,148,490	5,956,079
	$16,706,608	$18,611,849	$50,478,117	$52,385,921

Intersegment revenues
Tobacco film	$5,123,093	$3,843,162	$14,890,567	$7,720,336
Water-based latex	288,488	440,243	457,436	659,140
Coated film	1,842,386	522,237	5,578,106	2,292,834
Color printing	499,660	255,043	1,170,143	1,204,568
Advanced film	800,486	-	2,473,785	-
	$8,554,113	$5,060,685	$24,570,037	$11,876,878

Total Revenues
Tobacco film	$15,478,635	$10,987,516	$45,881,108	$30,549,576
Water-based latex	290,177	559,879	751,935	952,213
Coated film	5,559,480	7,453,284	17,187,370	21,042,806
Color printing	1,518,504	1,683,658	3,605,466	5,762,125
Advanced film	2,413,925	2,988,197	7,622,275	5,956,079
Less Intersegment revenues	(8,554,113)	(5,060,685)	(24,570,037)	(11,876,878)
	$16,706,608	$18,611,849	$50,478,117	$52,385,921

Income (loss) from operations
Tobacco film	$(611,087)	$667,999	$(1,364,197)	$2,879,859
Water-based latex	(2,394)	97,523	58,119	109,079
Coated film	(254,277)	(217,401)	(809,033)	440,344
Color printing	(175,401)	(54,347)	(445,333)	(344,441)
Advanced film	(16,965)	(44,761)	(82,007)	35,832
Holding Company	(10,607)	(119,838)	(34,806)	(281,924)
	$(1,070,731)	$329,175	$(2,677,257)	$2,838,749

Interest income
Tobacco film	$10,394	$(50)	$21,633	$3,860
Water-based latex	46	(1,037)	205	50
Coated film	3,805	1,390	8,104	3,261
Color printing	928	8	1,700	742
Advanced film	1,669	195	3,594	1,012
Holding Company	-	1,947	-	1,992
	$16,842	$2,453	$35,236	$10,917

Interest Expense
Tobacco film	$283,983	$108,225	$652,827	$431,125
Water-based latex	2,954	-	6,791	-
Coated film	112,643	105,201	258,947	163,108
Color printing	22,791	27,613	52,392	44,518
Advanced film	47,683	34,356	109,616	50,924
Holding Company	668	-	2,014	-
	$470,722	$275,395	$1,082,587	$689,675

Income tax expense (benefit)
Tobacco film	$(4,697)	$(46,954)	$4,577	$276,591
Water-based latex	-	9,382	-	11,836
Coated film	(2,301)	182,634	2,152	278,084
Color printing	-	-	-	-
Advanced film	(1,040)	74,832	954	86,621
Holding Company	-	-	-	-
	$(8,038)	$219,894	$7,683	$653,132

Net Income (loss)
Tobacco film	$(2,078,652)	$514,511	$(3,052,988)	$2,219,046
Water-based latex	(5,302)	74,834	51,534	83,726
Coated film	(925,934)	(10,592)	(1,557,217)	495,223
Color printing	(197,264)	(81,138)	(496,025)	(387,403)
Advanced film	(312,870)	5,987	(408,591)	57,832
Holding Company	(11,275)	(120,536)	(36,820)	(280,983)
	$(3,531,297)	$383,066	$(5,500,107)	$2,187,441

Provision for depreciation
Tobacco film	$431,846	$190,909	$1,424,466	$687,538
Water-based latex	10,559	29,691	32,005	31,743
Coated film	171,295	210,118	565,022	632,198
Color printing	34,658	51,135	114,320	172,550
Advanced film	72,511	88,367	239,182	197,377
Holding Company	-	-	-	-
	$720,869	$570,220	$2,374,995	$1,721,406

	As of	As of
	September 30,	December 31,
	2012	2011

Total Assets		(audited)
Tobacco film	$38,454,298	$31,239,495
Water-based latex	746,093	797,500
Coated film	15,253,086	20,810,552
Color printing	3,086,143	5,768,795
Advanced film	6,456,855	7,470,573
Holding Company	11,504,893	11,646,065
	$75,501,368	$77,732,980

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because the factors discussed in this report could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

  “China,” “Chinese” and “PRC” are to the People’s Republic of China; and

  “BVI” are to the British Virgin Islands.

Overview

We were incorporated in Nevada in November 2003, but since July 2007, have been headquartered in Hainan, China. Through our operating subsidiaries, Hainan Shiner, Shiny-Day, Hainan Modern, Zhuhai Modern, Shimmer Sun, Ningbo and Shanghai Juneng we manufacture and sell packaging and anti-counterfeit plastic film to manufacturers and producers in China. We sell anti-counterfeit film, coated film, and color printing, in international markets through a network of distributors and converters.

Our primary business consists of the manufacture and distribution of technology driven advanced packaging film products in five business segments: bi-axially oriented polypropylene, or BOPP, film for wrapping tobacco; water-based latex; coated film; color printed packaging; and advanced film. Our products are sold to customers in the food, tobacco, chemical, medical and pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing industries. Our current production capacity consists of: five coated film lines with a capacity of 15,000 tons a year; two BOPP tobacco film production lines with a capacity of 13,500 tons a year; one BOPP film production line with a capacity of 7,000 tons a year; three color printing lines; four anti-counterfeit film lines with a capacity of 2,500 tons a year; and two water-based latex reaction kettles with a capacity of 3,000 tons a year.

The table below shows the percentage of revenue by each of our business segments for the nine months ended September 30, 2012 and 2011:

	Percent of Revenue
	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
BOPP tobacco film	62.0%	38.4%	61.4%	43.6%
Water-based latex	0.0%	0.6%	0.6%	0.6%
Coated film	22.2%	37.2%	23.0%	35.8%
Color printing	6.1%	7.7%	4.8%	8.7%
Advanced film	9.7%	16.1%	10.2%	11.3%
	100.0%	100.0%	100.0%	100.0%

We have 21 patents issued by the State Intellectual Property Office of China and have 22 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is www.shinerinc.com.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		$	%
	2012	2011	Change	Change
Revenues	$16,706,608	$18,611,849	$(1,905,241)	-10.2%
Cost of goods sold	15,257,456	16,490,987	(1,233,531)	-7.5%
Gross profit	1,449,152	2,120,862	(671,710)	-31.7%
Selling, general and administrative expenses	2,519,883	1,791,687	728,196	40.6%
Loss on sale and write off of assets	2,106,379	-	2,106,379	N/A
Interest expense, net of interest income	453,880	272,942	180,938	66.3%
Other income (expense), net	86,140	545,417	(459,277)	84.2%
Exchange gain (loss)	(12,435)	1,283	(13,718)	-1069.2%
Income tax expense	(8,038)	219,894	(227,932)	-103.7%
Net loss attributed to noncontrolling interest	17,950	27	17,923	-66381.5%
Net income (loss) attributed to Shiner	$(3,531,297)	$383,066	$(3,914,363)	-1021.9%

Revenues

Revenues for the three months ended September 30, 2012 decreased $1.9 million (or 10.2%), to $16.7 million compared to $18.6 million for the corresponding period in 2011. The decrease was primarily attributable to decreased revenues from coated film, color printing advanced film and water-based latex, which was partially offset by increase in revenues generated from BOPP tobacco. For the three months ended September 30, 2012, revenue from coated film revenue decreased $3.2 million (or 46.4%) to $3.7 million from $6.9 million for the corresponding period in 2011, and sales from color printing decreased $0.4 million (or 28.7%) to $1.0 million from $1.4 million for the corresponding period in 2011. For the three months ended September 30, 2012, revenue from BOPP tobacco increased $3.2 million (or 45.0%) to $10.3 million from $7.1 million for the corresponding period in 2011; revenue from advanced film decreased $1.4 million (or 46.0%) to $1.6 million from $3.0 million for the corresponding period in 2011; and revenue from water-based latex decreased $0.1 million (or 98.6%) to $0.01 million from $0.1 million for the corresponding period in 2011.

We sell or products both domestically and internationally. Our international sales are indirect sales through distributors and converters. For the three months ended in September 30, 2012, the division between our domestic and international sales remained substantially stable, as compared to the corresponding period in 2011. For the three months ended in September 30, 2012 and September 30, 2011, sales generated domestically accounted for 85.1% and 81.8%, respectively, of our total revenues for that period, and sales generated internationally from selling our advanced, coated film, and color printing, accounted for 14.9% and 18.2%, respectively, of our total revenues for that period.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the three months ended September 30, 2012 decreased $1.2 million (or 7.5%) from $16.5 million to $15.3 million for the corresponding period in 2011. The COGS was 91.3% and 88.6% of our revenue for the three months ended September 30, 2012 and 2011, respectively. The principal cost component of our COGS is raw materials which includes petroleum. The increase in COGS year to year was primarily caused by an increase in raw material costs due to petroleum price fluctuations, an increase in the cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the COGS. We estimate an increase in the price of crude oil of $10 per barrel would cause our raw material cost to increase by approximately 6%. There was some increase in the cost of our raw materials as a result of an increase in crude oil prices throughout the period. There has not been a significant difference in the COGS percentages among our different product lines and therefore, any increase or decrease in our raw material costs would be expected to have a similar impact to our different product lines’ profitability.

Packaging industry standards mandate the use of non-benzene based packaging products for food packaging. To be environmentally friendly and to improve work conditions in our factory, Shiner switched to non-benzene based ink products. This change also contributed to our compliance with the food safety laws, as our food packaging operations are conducted in the same facility. We had favorable feedback from all of our customers at the time.

Gross Profit

Our gross profit for the three months ended September 30, 2012 was $1.5 million, a profit margin of 8.7%, a decrease of 2.7% from 11.4% for the corresponding period in 2011. The decrease in profit margin was primarily a consequence of an increase in labor costs and depreciation of new property.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2012 increased by 40.6%, or $.7 million, to $2.5 million in 2012 compared to $1.8 million for the corresponding period in 2011. General and administrative (“G&A”) expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development expenses (“R&D expenses”). Although we have strict standards to control our G&A expenses, we increased our R&D expenditures as compared to 2011. The increase in selling, general and administrative expenses was mainly due to a $0.3 million increase in R&D expense and a $0.7 million increase in bad debt allowance.

Loss on Sale and Write-off of Assets

During the three months ended September 30, 2012, we sold certain machinery and equipment used by our Zhuhai subsidiary, for a loss of $1,510,215, and wrote off the value of other assets by $596,164.

Interest Expense, net

Interest expense increased by 66.3%, or $180,938, to $453,880 in the three months ended September 30, 2012 compared to $272,942 in the corresponding period of 2011, primarily due to additional short-term and long-term loans.

Other Income

Other income decreased by $459,277 or 84.2% to $86,140 for the three months ended September 30, 2012 compared to $545,417 in the corresponding period of 2011. During the three months ended September 30, 2011, we received $604,000 in subsidy income from Chinese Governmental Agencies for developing technology and R&D projects. We did not have these subsidies during the corresponding period of 2012.

Income Tax Expense

For the three months ended September 30, 2012, we recorded a tax benefit of $8,038 compared to a provision of $219,894 for the corresponding period of 2011. Our effective tax rates for 2012 and 2011 were 0% and 36%, respectively. The increase in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income

The decrease in our net income for the three months ended September 30, 2012 compared to the corresponding period of 2011 was mainly due to increased labor costs, depreciation of the new property.

Comparison of the Nine Months Ended September 30, 2012 and 2011

	Nine months ended		$	%
	September 30,
	2012	2011	Change	Change
Revenues	$50,478,117	52,385,921	$(1,907,804)	-3.6%
Cost of goods sold	46,370,015	45,378,458	991,557	2.2%
Gross profit	4,108,102	7,007,463	(2,899,361)	-41.4%
Selling, general and administrative expenses	6,785,359	4,168,714	2,616,645	62.8%
Loss on sale and write off of assets	2,106,379	-	2,106,379	N/A
Interest expense, net of interest income	1,047,351	678,758	368,593	54.3%
Other income (expense), net	279,669	617,250	(337,581)	-54.7%
Exchange gain (loss)	(22,083)	61,996	(84,079)	-135.6%
Income tax expense	7,683	653,132	(645,449)	-98.8%
Net loss attributed to noncontrolling interest	80,977	1,336	79,641	5961.2%
Net income (loss) attributed to Shiner	$(5,500,107)	$2,187,441	$(7,687,548)	-351.4%

Revenues

Revenues for the nine months ended September 30, 2012 decreased $1.9 million (or 3.6%), to $50.5 million compared to $52.4 million for the corresponding period in 2011. The decrease was primarily attributable to decreased revenues generated from coated film, color printing and advanced film, which was partially offset by increase in revenues generated from BOPP tobacco and water-based latex. For the nine months ended September 30, 2012, there was a $8.2 million (or 35.8%) increase in sales from tobacco film and water-based latex (0.5% increase), which, however, was offset by significant decrease in sales from coated film (38.1% decrease), color printing (46.6% decrease) and advanced film (13.6% decrease) as compared to the sales for the corresponding period of 2011. For the nine month ended September 30, 2012 as compared to the corresponding period in 2011, revenue from advanced film decreased $0.8 million (or 13.6%) to $5.1 million, down from $5.9 million, revenue from BOPP tobacco increased $8.2 million (or 35.8%) to $31.0 million from $22.8 million, and revenue from water based latex increased $0.01 million (or 0.5%) to $0.3 million from $0.3 million. For the nine month ended September 30, 2012 as compared to the corresponding period in 2011, revenue from coated film decreased $7.1 million (or 38.1%) to $11.6 million from $18.8 million, and revenue from color printing decreased $2.1 million (or 46.6%) to $2.4 million from $4.5 million.

For the nine months ended in September 30, 2012, the division between our domestic and international sales remained stable compared to the corresponding period in 2011. For the nine months ended in September 30, 2012 and September 30, 2011, sales generated domestically accounted for 83.5% and 82.9%, respectively, of our total revenues for that period, and sales generated internationally from selling our advanced film, coated film, and color printing accounted for 16.5% and 17.1%, respectively, of our total revenues for that period.

Cost of Goods Sold

For the nine months ended September 30, 2012 compared to the corresponding period in 2011, COGS increased $1.0 million (or 2.2%) from $45.4 million to $46.4 million. The COGS for the nine months ended September 30, 2012 and 2011 accounted for 91.9% and 86.6% of our revenues for the corresponding period, respectively. As explained above, the increase in COGS was primarily caused by an increase in raw material costs due to petroleum price fluctuations, cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility into the COGS.

Gross Profit

Our gross profit for the nine months ended September 30, 2012 was $4.1 million, a profit margin of 8.1%, a decrease of 5.2% from 13.4% for the corresponding period in 2011. The decrease in profit margin was primarily a consequence of an increase our COGS as a result of increase in raw material costs, labor costs and depreciation of the new property.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2012, our selling, G&A expenses increased by $2.6 million (or 62.8%) to $6.8 million compared to $4.2 million for the corresponding period in 2011. G&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses. Although we have strict standards to control our G&A expenses, we increased our R&D expenditures as compared to 2011. The increase in selling, general and administrative expenses was mainly due to an increase of $1.1 million in R&D expenses, an increase of $0.6 million in marketing expenses, and an increase of $0.7 million in bad debt provision.

Loss on Sale and Write-off of Assets

During the nine months ended September 30, 2012, we sold certain subsidiary assets for a loss of $1,510,215 and wrote off the value of other assets by $596,164.

Interest Expense, net

Interest expense increased by $368,593 (or 54.3%) to $1,047,351 for the nine months ended September 30, 2012 as compared to $678,758 for the same period in 2011, primarily due to additional short-term and long-term loans, which have increased by approximately $3.7 million in 2012.

Other Income

Other income decreased by $337,581 (54.7%) to 279,669 for the nine months ended September 30, 2012 as compared to income of $617,250 for the corresponding period in 2011. During the nine months ended September 30, 2011, we received $759,000 in subsidy income from PRC governmental agencies for developing technology and R&D projects. We did not receive these subsidies during the 2012 period.

Income Tax Expense

For the nine months ended September 30, 2012, we recorded a tax provision of $7,683 compared to $653,132 for the corresponding period in 2011. Our effective tax rates for 2012 and 2011 were 0.1% and 23%, respectively. The decrease in the effective tax rate was due to losses incurred by certain subsidiaries.

Net Income

We suffered a net loss of $5,500,107 for the nine months ended September 30, 2012, representing a decrease of $7,687,548 (or 351.4%) from a net income of $2,187,441 for the corresponding period in 2011. The decrease in our net income for the nine months ended September 30, 2012 compared to the corresponding period of 2011 was mainly due to a decrease in revenue and increases in COGS and selling and G&A expenses and the loss on the sale and write-off of assets, which was partially offset by an increase in other income, as explained elsewhere in this report.

Liquidity and Capital Resources

At September 30, 2012, we had $3.6 million in cash and equivalents on hand, compared to $2.8 million at December 31, 2011, and we had working capital of $6.9 million at September 30, 2012 compared to $7.7 million at December 31, 2011. The decrease in working capital is primarily due to the use of current assets such as cash, other payables and short-term loans to purchase non-current assets. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the nine months ended September 30, 2012 and 2011 (unaudited):

	2012	2011
Net cash used in provided by operating activities	$(1,210,590)	$21,869
Net cash used in investing activities	(1,737,306)	(16,991,824)
Net cash provided by financing activities	3,691,385	9,999,600
Effect of exchange rate changes on cash and equivalents	17,520	135,841
Net (decrease)/increase in cash and equivalents	761,009	(6,834,514)
Cash and cash equivalents at beginning of the period	2,831,808	8,622,035
Cash and cash equivalents at end of the period	$3,592,817	$1,787,521

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2012 was $1.2 million, an increase of $1.2 million, compared to net cash flow used by operating activities of $21,869 for the corresponding period in 2011. The increase in the use of cash in operating activities during the nine months ended September 30, 2012, compared to the corresponding period in 2011, was comprised primarily of a decrease in net income of $7.8 million and adjustments as a result of changes in working capital components. The changes in working capital components that primarily contributed to the increase in cash flow used in operating activities for the nine months ended September 30, 2012 were a decrease in accounts receivable of $2.1 million (or 58%) and a non-cash loss on the sale and write-off of assets of $2.1 million, which was partially offset by an decrease in accounts payable and accrued expenses of $1.3 million (or 174%), and a decrease in unearned revenue of $1.5 million (or 121%). The decrease in our cash flow used in operating activities was largely due to the decrease in our income during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.

Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2012 was $1.7 million, a decrease of $15.2 million, compared to net cash flows used in investing activities of $17.0 million for the corresponding period in 2011. During the nine months ended September 30, 2011, we invested $1.3 million in acquiring Shimmer Sun, and $8.8 million in purchasing property and equipment. During the nine months ended September 30, 2012, we did not acquire any subsidiary and we only used $2.1 million for the acquisition of property and equipment. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery, which commenced in 2010 and is still ongoing.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $3.7 million, a decrease of $6.3 million, compared to the corresponding period in 2011. During the nine months ended September 30, 2012 compared to the corresponding period in 2011, we decreased our net cash provided by financing activities by repaying $20.4 million of short term loans, an increase of $13.4 million from $7.0 million, and decreasing our proceeds from our long term loans from $9.2 million to $1.1 million, a decrease of $8.2 million. The foregoing decrease in net cash provided by financing activities was partially offset by our increase in proceeds from short-term loans to $23.0 million, an increase of $15.3 million from $7.8 million.

Assets

Our total assets as of September 30, 2012 were $75.5 million, a decrease of $2.3 million, compared to $77.7 million as of December 31, 2011. The decrease was primarily due to the decrease of $1.5 million in our accounts receivable and an decrease in fixed assets of $3.4 million offset by an increase of $0.8 million in advances to suppliers and an increase of $0.9 million in our inventory due to higher costs of raw material. As of September 30, 2012, our accounts receivable decreased by $1.5 million (or 2.9%) compared with December 31, 2011. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Loan Commitments

Our current liabilities increased by $2.0 million during the nine months ended September 30, 2012, principally due to the increase in short-term loan from $10.7 million as of December 31, 2011 to $13.4 million, an increase of $2.6 million, which was partially offset by the decrease in accounts payable of $0.5 million from $5.1 million to $4.6 million.

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year 70 million RMB, or approximately $11.1 million, secured revolving credit facility. Hainan Shiner may not make any draws under this facility after September 30, 2012. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of approximately $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate on the loan.

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

During the nine months ended September 30, 2012, we paid approximately $20.4 million of our short-term loans and borrowed an additional $23.0 million in short-term loans. The current outstanding short-term notes become due through February 2013. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facility.

Obligations under Material Contracts

We have no material payment obligations other than the loan commitments disclosed above.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of September 30, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

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

ITEM 6.	EXHIBITS

Exhibit	Description of Exhibit

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Shiner International, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINER INTERNATIONAL, INC.

November 14, 2012	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)