Form 10-K
period 2012-12-31
Shiner International, Inc.
filed 2013-03-29
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

011-86-898-68581104
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	N/A
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of March 21, 2013, there were 27,941,491 shares of the registrant's common stock outstanding.

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $3.02 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

  “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shanghai Juneng Functional Film Company, Ltd., or “Shanghai Juneng,” (vi) Shimmer Sun Ltd., or “Shimmer Sun,” (vii) Hainan Jingyue New Material Co., Ltd ., or “Jingyue,” (viii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or "Ningbo".

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

The table below shows the percentage of revenue by each of our business segments for the year ended December 31, 2012 and 2011:

	Percent of Total Revenue
Product	2012	2011
BOPP tobacco film	62%	51%
Water-based latex	1%	1%
Coated film	23%	30%
Color printed packaging	5%	7%
Advanced film	9%	11%

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

Acquisition of Shiny-Day

On July 23, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization with Sino Palace Holdings Limited, or “Sino Palace,” a corporation formed under the laws of the BVI. Pursuant to the share exchange agreement, we acquired from Sino Palace all of the issued and outstanding capital stock of Shiny-Day, a PRC company, in exchange for the issuance of an aggregate of 16,500,000 shares of our common stock to the stockholders of Sino Palace. As a result of the acquisition, Shiny-Day and its subsidiaries, Zhuhai Modern and Shiner Industrial became our wholly-owned subsidiaries.

  Shiny-Day, formed on March 19, 2004 and acquired on July 23, 2007 with a registered capital of $8,000,000, engages in the business of manufacturing and sales of color printing, plastic and rubber type products.

  Hainan Shiner, formed on May 21, 2003 with a registered capital of RMB100,000 (approximately $15,873), engages in the business of manufacture and sales of plastic film, packaging materials, PVDC latex and PVOH and R&D, manufacture, application and sales of anti-counterfeit film.

  Zhuhai Modern, formed on October 27, 2006 with a registered capital of RMB5,000,000 (approximately $79,365), engages in the business of manufacturing and sales of color printing, plastic and rubber type products, and packaging materials and R&D for flexible packaging materials.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries – Hainan Shiner, Shiny-Day and Hainan Modern – into Shiner International. Shiny-Day and Hainan Modern are currently inactive subsidiaries of the Company.

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

  Shunhao, formed on March 15, 2011 with a registered capital of RMB2,500,000 (approximately $396,825), engages in the business of sales of plastic film, packaging and printing products, anti-counterfeit and packaging materials, water-based latex, and related consulting and technological services.

  Yongxin, formed on April 15, 2011 with a registered capital of RMB2,000,000 (approximately $317,460), engages in the business of sales of water-based latex, plastic film and packaging printing products, and R&D application and sale of anti- counterfeit technology products.

  Ningbo, formed on May 8, 2007 with a registered capital of RMB2,080,000 (approximately $330,158), engages in the business of manufacture and R&D and processing of PVDC latex series of products and being an import and export agent for latex products and technologies.

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

Industry Overview and Outlook

PRC Package Industry

We manufacture and distribute advanced packaging film products in China. China’s packaging industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. Domestic consumption has always been considered by the Chinese government as one of the key drivers for national economic growth. Over the past several years, the Chinese government has released a number of industry policies and measures to encourage domestic consumption that would benefit the packaging industry. In July 2008, the Ministry of Finance of China established a fund to support the development of new and innovative products and technologies for the packaging industry, focusing on environmental protection, energy efficiency and renewable applications. According to China Packaging Federation, the Chinese packaging market reached over RMB1.0 trillion (approximately $147.5 billion) in 2009 and is estimated to have reached over RMB1.4 trillion (approximately $216.7 billion) in 2011. China is the second largest packaging market in the world since 2008. According to Euromonitor International’s Packaging Industry in China Report in January 2009, the packaging industry became China’s 14th largest industry sector and contributes about 2.5% of the country’s GDP.

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

  High Growth of the Domestic Consumer Sectors. The main customers of the flexible packaging industry are consumer and industrial goods manufacturers that use corrugated paper cartons for packaging and shipping their products, including food and beverage, daily necessities, pharmaceuticals, and consumer goods. Catalyzed by the high growth of per capita disposable income and a series of favorable government policies, retail sales of consumer goods in China have grown rapidly and reached RMB18.4 trillion (approximately $2.8 trillion) in 2011, representing a compound annual growth rate (“CAGR”) of 17.1% from 2004, according to China National Bureau of Statistics. The continued robust growth in retail sales of consumer goods has had a significant positive impact on the demand for flexible packaging products.

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

Upon request of our customers we may use different base films to create products customized to our customers’ needs. The base films include: biaxially-oriented polyethylene terephthalate (“BoPET”), a polyester film made from stretched polyethylene terephthalate (“PET”) that is used for its high tensile strength, chemical and dimensional stability, transparency, reflectivity and gas and aroma barrier properties; and biaxially-oriented polyamide film (“BOPA”), a nylon film used for its high tensile strength, high flex-/stress-crack and puncture resistance, barrier to gases, flavors and odors and high resistance to oil, greases, hydrocarbons and chemicals. Each base film can undergo one of three different processes to create films with different properties. A sequential or double bubble process is used for coating the films, in which a base film, generally a BOPP, BoPET or BOPA film is coated with a water-based latex compound. That compound is usually acrylic, Polyvinylidene Chloride (“PVDC”) or polyvinyl alcohol (“PVOH”), which enhance the moisture and oxygen barrier properties of the film while retaining its functionality. Films can be single or double coated with co-extruded structures, in transparent, opaque, or metalized varieties. In the metalized variety, the base film is usually coated with aluminum foil, which gives the film stronger insulation and anti-pressure properties.

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

Manufacturing

Our production facilities for packaging film are located in Haikou, Hainan Province in the PRC and our water-based latex production facilities are located in Ningbo, Zhejiang Province. Our production facilities are more fully discussed in Item 2, “Properties.”

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

  one BOPP film production line with a total capacity of 10,000 tons a year;

  three color printing lines;

  four advanced film lines with a total capacity of 2,500 tons a year; and

  two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

Awards and Certifications

Our subsidiary, Hainan Shiner, has received the following awards and certificates, each of which, we believe, is an indication of our achievements, the quality of our products and makes us more attractive to potential customers and therefore a more competitive company both in the local and international markets:

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

_____________________

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

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 50% of the raw materials for Hainan Shiner’s BOPP tobacco film operation are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd. In contrast, only about 8% of the raw materials for our coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in China. All of the raw materials for our color printing operations are purchased domestically in China. There are numerous suppliers for these raw materials. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in our color printing production process that are provided by any sole supplier.

BOPP is a major raw material for our flexible packaging films; our new BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs. As a result, in 2011 we were able to reduce our raw material costs by approximately $100 per metric ton.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions. Our largest suppliers accounted for more than 13% of raw material purchases in 2012.

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

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 60% market share of the Chinese domestic coated film output in 2011. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service. We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders.

During 2012, our top 10 customers accounted for approximately 70% of our total international coated film sales with an average sale of $400,000 per customer. Approximately 40% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 50% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the U.S. and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. Our largest international customer, Impak Films Pty. Ltd. (“Impak”), an Australian packaging distributor, accounted for approximately 17% of our coated film sales and 4% of our total sales in 2012

As tobacco remains one of the state-controlled industries in China, all of our domestic BOPP tobacco film sales are made to provincial cigarette manufacturers who can buy only from pre-approved domestic manufacturers meeting the quality and technical specifications as well as the standard price requirements of the Chinese government. We currently sell our BOPP tobacco film to 28 of 32 provincial cigarette manufacturers (representing approximately 70% of this market) and have contracts to sell over 5,000 metric tons of film per year to the state owned cigarette company of China.

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements. Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 33% of color printing sales in 2012.

Advanced Film

We introduced advanced film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co. (“Vintaba”), the tobacco production company of the Government of Vietnam. Our advanced product sales were approximately $6.7 million in 2012, of which Vintaba accounted for approximately 38% and the Hainan Yeshu Group accounted for approximately 10% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

At the Sixth Global Congress to Combat Counterfeiting & Piracy in February 2011, International Chamber of Commerce Secretary General Jean-Guy Carrier reported that “the total impact of illicit trade in “fakes” is staggering, with more than $1.0 trillion in annual losses to global economies, governments and consumers and potentially more than two million jobs at risk.” Reports from the Congress showed that the trade of counterfeit cigarettes currently accounts for 6% of the global tobacco trading and manufacturing and selling counterfeit cigarettes in the global market has reached approximately 150 billion units per year. According to new research of the Business Software Alliance, the percentage of counterfeit software in the global market increased to 43% in 2010 from the 41% in 2008, resulting in more than $50 billion in losses to the industry.

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

During 2012 and 2011, we spent approximately $4.1 million and $2.8 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films. In 2012, we spent approximately $2.0 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties. All R&D costs are funded through our operating cash flow and are expensed as incurred.

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

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 420 full-time, and no part-time, employees.

The following table sets forth the number of employees by function:

Number of
Department	Employees
Executives	17
R&D	21
Human Resources	5
Manufacturing	341
Finance	14
Marketing & Sales	19
Other	3
Total	420

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

In each of 2012 and 2011, we incurred expenses of approximately $15,000 to comply with governmental and environmental regulations in China.

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

As tobacco remains a state-owned and operated industry in China, the government buys only from approved PRC domestic vendors and competition exists only in the form of other domestic film companies. In addition, each province is required to maintain two to three suppliers. Thus, competition among qualified players is limited. In the domestic market there are several qualified large producers including: Jiangsu Zhongda New Material Group Co., Ltd., Foshan Plastics Group Co., Ltd., Zhanjiang Packaging Enterprises Ltd., Yunnan Kunlene Film Industries Co., Ltd., Yunnan Hongta Plastics Co., Ltd., Hubei Firsta Packaging Co., Ltd. As we have attained certification as a government supplier, a certain level of annual sales is guaranteed to us from the government of China. In the international market, we face competition from large multi-nationals as well as Southeast Asian and Japanese firms. We believe we have a price advantage over our Western competitors due to our lower production costs.

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

  accurate technology and product selection;

  timely and efficient completion of product design and treatment;

  timely and efficient implementation of manufacturing processes;

  product performance; and

  product support and effective sales and marketing.

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

  development of new technologies by our competitors or counterfeiters;

  changes in product requirements of our customers; and

  improvements in the alternatives to our technologies.

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

We are a major purchaser of many commodities that we use for raw materials in the manufacturing process of our products.  Price changes for the commodities we depend on may adversely affect our profitability.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and the associated SEC regulations have resulted in significant additional expense as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC, and our reputation may be harmed.

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

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. In 2012, we incurred expenses of approximately $15,000 to comply with environmental and safety laws.

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

As a manufacturer of food-related products, we are subject to extensive governmental regulation. For example, we are subject to the Food Safety Law (“FSL”) and the rules and regulations promulgated thereunder. We cannot assure stockholders that in the future the PRC food safety and hygiene laws will not become more onerous, providing for stricter and more comprehensive monitoring and regulation of food-related product manufacturers, which may lead to an increase in our costs of complying with such regulations resulting in a material adverse effect on its results of operations. In 2012, we incurred expenses of approximately $20,000 to comply with the FSL

Concerns with the safety and quality of packaged food products could cause consumers to avoid such products and our customers to stop producing packaged food products.

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

  quarantines or closures of our manufacturing or distribution facilities or offices;

  quarantines or closures of the manufacturing or distribution facilities or officers of our suppliers or customers;

  the sickness or death of our key officers and employees; and

  a general slowdown in the Chinese economy.

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

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

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

  the depth and liquidity of the market for the shares;

  quarter-to-quarter variations in our operating results;

  announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

  investors’ evaluations of our future prospects and the food industry generally;

  changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

  our dividend policy; and

  general economic and market conditions.

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

We are subject to penny stock regulations and restrictions that may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers or dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares. In addition, so long as our common stock is quoted in the “pink sheets” (as is currently the case), investors will find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

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

As of December 31, 2012, we had outstanding 90,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $0.95 per share and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

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

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are currently 47,396,664 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to compensate our employees and/or directors. The issuance of additional shares of our common stock:

  may significantly reduce the equity interest of investors in this offering; and

  may adversely affect prevailing market prices for our common stock.

Our directors and senior management own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

The Chairman of our board of directors owns approximately 41.22% of our outstanding common stock and, together with our other directors and senior management, they own approximately 41.65% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

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

		Size of Land
Location	Type of Facility	(acre)
19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province	Principal executive offices	0.23

Taipingpo, Yongxing Town, Xiuying District, Haikou, Hainan Province	Manufacturing facilities and warehouse	11.90

Shiziling Feidi Industrial Park, Haikou, Hainan Province	Manufacturing facilities	25.00

Pingshasan Road, Pingsha Town, Jinwan District, Zhuhai, Guangdong Province	Manufacturing facilities	3.13

Room 307, 3rd Floor, Unit 3, Lane 1800, Xinsongjiang Road, Songjiang District, Shanghai	Sales office	0.06

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

ITEM 4. MINING SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market Information

Through September 14, 2012, our common stock was traded on the Nasdaq Global Market under the symbol “BEST.” Now, our common stock is quoted on QB tier of the over-the-counter electronic bulletin board maintained by the OTC Markets LLC under the same symbol. The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by the OTC Markets.

	For the Year Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$0.75	$0.37	$1.69	$1.04
Second Quarter	0.52	0.20	1.17	0.80
Third Quarter	0.29	0.13	1.03	0.68
Fourth Quarter	0.20	0.12	0.84	0.34

On March 22, 2013, the closing price of our common stock as reported on the OTC Markets was $0.19 per share.

Holders

As of March 22, 2012, there were 27,941,491 shares of our common stock outstanding held by approximately 67 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

Except for dividends paid to those persons who held shares of our common stock prior to the consummation of the share exchange transaction discussed in this Annual Report on Form 10-K, we have not paid any cash dividends on our common stock and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our Board Of Directors (“BOD”) at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our BOD.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our BOD:

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

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2012 and 2011:

	2012	2011

BOPP tobacco film	62.1%	51.0%
Water-based latex	0.5%	0.5%
Coated film	23.4%	30.1%
Color printing	4.6%	7.6%
Advanced film	9.4%	10.8%
	100.0%	100.0%

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

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues	$72,036,187	$75,294,512	$(3,258,325)	-4.3%
Cost of goods sold	67,397,899	65,275,356	2,122,543	3.3%
Gross profit	4,638,288	10,019,156	(5,380,868)	-53.7%
Selling, general and administrative expenses	8,896,294	7,988,178	908,116	11.4%
Impairment of intangible assets	3,819,214	-	3,819,214	N/A
Loss on sale and write down of assets	2,106,379	-	2,106,379	N/A
Interest expense, net of interest income	1,423,227	1,093,095	330,132	30.2%
Other income (expense), net	1,651,176	1,404,336	246,840	17.6%
Exchange gain (loss)	(55,588)	61,442	(117,030)	-190.5%
Income tax expense	546,057	763,424	(217,367)	-28.5%
Net loss attributed to noncontrolling interest	1,496,446	102,239	1,394,207	1363.7%
Net income (loss) attributed to Shiner	$(9,060,849)	$1,742,476	$(10,803,325)	-620.0%

Revenues

Revenues in 2012 decreased $3.3 million (or 4.3%), to $72.0 million compared to $75.3 million in 2011. The decrease was primarily attributable to decreased revenues generated from coated film, color printing and advanced film, which was partially offset by increase in revenues generated from BOPP tobacco and water-based latex. In 2012, there was a $6.4 million (or 16.6%) increase in sales from tobacco film , which, was offset by decreases in sales from coated film (25.5%), color printing (42.5%), water-based latex (5.6%), and advanced film (17.2%) compared to 2011. In 2012 compared to 2011, revenue from advanced film decreased $1.4 million (or 17.2%) to $6.7 million, down from $8.1 million, revenue from BOPP tobacco increased $6.4 million (or 16.6%) to $44.8 million from $38.4 million, and revenue from water based latex decreased $0.01 million (or 5.6%) to $0.4 million from $0.4 million. In 2012 compared to 2011, revenue from coated film decreased $5.8 million (or 25.5%) to $16.9 million from $22.6 million, and revenue from color printing decreased $2.4 million (or 42.5%) to $3.3 million from $5.7 million. In 2012, the division between our domestic and international sales remained stable compared to 2011. In 2012 and 2011, sales generated domestically accounted for 85.0% and 83.9%, respectively, of our total revenues, and sales generated internationally from selling our advanced film, coated film, and color printing accounted for 15% and 16.1%, respectively.

Cost of Goods Sold

In 2012 compared to 2011, cost of goods sold (“COGS”) increased $2.1 million (or 3.3%) from $65.3 million to $67.4 million. COGS for 2012 and 2011 was 93.6% and 86.7% of our revenues, respectively. The increase in COGS was primarily caused by an increase in raw material costs due to petroleum price fluctuations, cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility.

Gross Profit

Our gross profit in 2012 was $4.6 million, a profit margin of 6.4%, a decrease of 6.9% from 13.3% compared to 2011. The decrease in profit margin was primarily a consequence of an increase in our COGS as a result of increase in raw material costs, labor costs and depreciation of the new property.

Selling, General and Administrative (“SG&A”) Expenses

In 2012, our SG&A expenses increased by $0.9 million (or 11.4%) to $8.9 million compared to $8.0 million in 2011. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. Although we have strict standards to control our operating expenses, we increased our R&D expenditures in 2012 by $1.3 million compared to 2011. The increase in SG&A expenses was mainly due to an increase of $0.6 million in marketing expenses, and an increase of $1.0 million in bad debt provision, offset by a decrease of $0.4 million in insurance and a decrease of $0.3 million in sales commissions.

Impairment of Intangible Assets

At December 31, 2012, we evaluated our goodwill and patents for impairment and concluded that the assets should be impaired in their entirety. Accordingly the we recognized an impairment loss of $2,038,778 and $1,780,436 related to goodwill and patents, respectively.

Loss on Sale and Write Off of Assets

During 2012, we sold certain subsidiary assets for a loss of $1,510,215 and wrote off the value of other assets by $596,164.

Interest Expense, net

In 2012, interest expense increased by $330,132 (or 30.2%) to $1,423,227 compared to $1,093,095 in 2011, primarily due to additional short-term and long-term loans, which increased by $6.9 million in 2012.

Other Income

In 2012, other income increased by $0.24 million (17.6%) to $1.7 million compared to $1.4 million in 2011. In 2012, we recognized $2.0 million in subsidy income from PRC governmental agencies for developing technology and R&D projects compared to $1.5 million in 2011.

Income Tax Expense

In 2012, we recorded a tax provision of $546,057 compared to $763,424 in 2011. Our effective tax rates for 2012 and 2011 were (8.8%) and 31.8%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries. In 2012 this resulted in us providing a provision for income taxes even though we incurred an overall net loss.

Net Income (Loss)

In 2012, we suffered a net loss of $9.1 million, representing a decrease of $10.8 million (or 620%) from a net income of $1.7 million in 2011. The decrease in our net income in 2012 compared to 2011 was mainly due to a decrease in revenue and increases in COGS and SG&A expenses, the impairment of intangible assets and the loss on the sale and write-off of assets, which was partially offset by an increase in other income, as explained above.

Liquidity and Capital Resources

At December 31, 2012, we had $4.2 million in cash and equivalents on hand, compared to $2.8 million at December 31, 2011, and had working capital of $6.3 million at December 31, 2012 compared to $7.7 million at December 31, 2011. The decrease in working capital is primarily due to the increased short-term borrowings to cover the net losses incurred in 2012. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the years ended December 31, 2012 and 2011:

	2012	2011
Net cash (used in) provided by operating activities	$(2,559,753)	$379,709
Net cash used in investing activities	(2,768,009)	(19,641,558)
Net cash provided by financing activities	6,699,931	13,347,652
Effect of exchange rate changes on cash and equivalents	29,206	123,970
Net increase (decrease) in cash and equivalents	1,401,375	(5,790,227)
Cash and equivalents at beginning of the year	2,831,808	8,622,035
Cash and equivalents at end of the year	$4,233,183	$2,831,808

Operating Activities

Net cash flows used in operating activities in 2012 was $2.6 million, a decrease of $2.9 million, compared to $379,709 provided in2011. The increase in the use of cash in operating activities during 2012, compared to 2011, was comprised primarily of a decrease in net income of $8.4 million and adjustments as a result of changes in working capital components. The changes in working capital components that primarily contributed to the increase in cash flow used in operating activities for 2012 was an increase in advances to suppliers of $5.0 million, which was partially offset by an increase in accounts payable and accrued expenses of $1.6 million and an increase in other payables of $1.1 million.

Investing Activities

Net cash flows used in investing activities in 2012 was $2.8 million, a decrease of $16.9 million compared to $19.6 million in 2011. During 2011, we invested $3.2 million in acquiring Shimmer Sun, and $16.7 million in purchasing property and equipment and construction in progress. During 2012, we did not acquire any subsidiary and used $2.6 million for the acquisition of property and equipment. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery, which commenced in 2010.

Financing Activities

Net cash provided by financing activities for 2012 was $6.7 million, a decrease of $6.6 million compared to 2011. During 2012 compared to 2011, we decreased our net cash provided by financing activities by repaying $22.4 million of short-term loans, an increase of $15.4 million from $7.0 million, and decreasing our proceeds from our long-term loans from $9.8 million to $1.1 million, a decrease of $8.7 million. The foregoing decrease in net cash provided by financing activities was partially offset by our increase in proceeds from short-term loans to $28.0 million, an increase of $17.5 million from $10.5 million 2011.

Assets

Our total assets as of December 31, 2012 were $77.5 million, an decrease of $0.2 million, compared to $77.7 million as of December 31, 2011. The decrease was primarily due to the increase of $5.1 million in our advances to suppliers, $1.4 million in cash and equivalents and $2.9 million of property and equipment, offset by a decrease of $6.2 million in construction in progress, $2.0 million in goodwill and $2.0 million in intangible assets. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $8.8 million as of December 31, 2012 compared to December 31, 2011, principally due to increase in short-term loans from $10.7 million to $16.4 million, an increase of $5.7 million and an increase in accounts payable of $1.7 million and other payables of $1.2 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million , or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at December 31, 2012) on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest will be paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility.

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

During 2012, we paid $22.4 million of our short-term loans and borrowed an additional $28.0 million in short-term loans. The current outstanding short-term loans are due through June 2013. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

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

Revenue Recognition

The Company’s revenue recognition policies comply with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value (“FV”) at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 which was issued to provide a consistent definition of FV and ensure that the FV measurement and disclosure requirements are similar between US GAAP and IFRS. ASU No. 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements. This guidance was effective for us on January 1, 2012. The adoption of this ASU did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC Topic 220, “Comprehensive Income,” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12 which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU No. 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05, as amended by ASU No. 2011-12, did not significantly impact our consolidated financial statements as we did not have any reclassifications to or from comprehensive income (loss).

In September 2011, the FASB issued ASU No. 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not significantly impact our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We adopted ASU No. 2012-02, as permitted, for our annual impairment test for 2012. The adoption did not have a material impact on our consolidated financial statements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2012 are as follows:

	Payments Due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$16,404,115	$-	$-	$-	$16,404,115
Long-term loans	-	-	-	11,095,000	11,095,000
Interest on loan obligations	1,069,401	1,464,540	1,464,540	110,276	4,108,757
Total	$17,473,516	$1,464,540	$1,464,540	$11,205,276	$31,607,872

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2012, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this report.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2012.

Inherent Limitations of Internal Controls

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

Mr. Yuan joined our Board of Directors in July 2010. He is the founding-partner of Sunstone International LLC, a California based investment advisory and management firm. He is also the Senior Vice President of Cunat Inc., a real estate investment and management company. Mr. Yuan served as the Vice President at Fortress Investment Group for the Shanghai Office from 2008 to 2009, where he was in charge of acquisitions and asset management. From 2006 to 2008, Mr. Yuan worked for Jones Lang LaSalle in China, where he was responsible for sourcing, negotiating and underwriting real estate investment deals in the region. Mr. Yuan received a bachelor of engineering degree from Harbin Institute of Technology and his M.B.A. degree from Cornell University. Mr. Yuan is fluent in English, Chinese and Japanese. Mr. Yuan’s extensive business background and understanding of Chinese culture and business were attributes that Shiner considered important in connection with his nomination to the Board and service on each of the Board’s standing committees and as the Company’s Audit Committee Chair.

Composition of the Board

Our Board of Directors (“BOD” or “Board”) oversees our business and affairs and monitors the performance of management. Management is responsible for the day-to-day operations of our company. As of the date of this proxy statement, our Board has three directors. Our board has determined that Mr. Yuan is an “independent director” within the meaning of the rules promulgated by the SEC.

During 2012, the Board met 10 times and acted by unanimous consent 8 times. We had three standing committees in 2012 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 80% of the meetings of the Board and meetings of the committees on which they served that were held in 2012 during the term of their service on the Board and each committee. We strongly encourage our BOD to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2011 membership and meeting information for each of the committees.

Name	Audit	Compensation	Nominating
Jian Fu

Yuet Ying

Zhenhuan Yuan	X*	X*	X

2012 Meetings	8	0	2
2012 Consents	7	0	2

* Committee Chair

Audit Committee

The Audit Committee is responsible for: monitoring the quality, reliability and integrity of the accounting policies and financial statements of Shiner; overseeing our compliance with legal and regulatory requirements; reviewing the independence, qualifications and performance of our internal and external auditors; overseeing the performance of Shiner’s internal audit function and independent auditors; reviewing and monitoring the provisions of non-audit services performed by our independent auditors; and preparing a committee report as required by the SEC to be included in our annual proxy statement. Our BOD has made an affirmative determination that each member of the Audit Committee (a) is an “independent director” as that term is defined by Nasdaq Marketplace Rules and (b) satisfies Nasdaq Marketplace Rules relating to financial literacy and experience.

Our BOD has adopted a written Audit Committee charter, a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Audit Committee Financial Expert

The BOD has examined the composition of the Audit Committee in light of the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the BOD has determined that our Audit Committee is comprised of an “independent” director within the meaning of the Exchange Act and the rules and regulations thereunder. Mr. Yuan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for recommending compensation arrangements for our executive officers; evaluating the performance of our chief executive officer; and administering our compensation plans. All members of the Compensation Committee are independent under the standards for independence established by the applicable Nasdaq Marketplace Rules. Our BOD has adopted a written compensation committee charter, a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Nominating Committee

The Nominating Committee is responsible for, among other thing, assisting the board in identifying individuals qualified to become members of the board and executive officers, selecting, or recommending that the board select, director nominees for election as directors by the stockholders, developing and recommending to the Board a set of effective governance policies and procedures applicable to Shiner, and recommending to the board director nominees for each committee. Our Nominating Committee is comprised of an “independent” director within the meaning of the Exchange Act and the rules and regulations thereunder. The Nominating Committee acts under a written charter adopted by our Board of Directors (a copy of which may be viewed on the “Annual Meeting” page of our website located at www.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125).

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

Code of Conduct

We have adopted a code of conduct that applies to our chief executive officer, chief financial officer and all of our other officers, employees and directors, a copy of which may be viewed on the “Corporate Governance” page of our website located at www.shinerinc.com/inves_cg.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2012, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2012.

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

Change in
Pension
						Non-Equity	Value and
						Incentive	Nonqualified
			Stock	Option		Plan	Deferred	All Other
Name and		Salary	Awards	Awards	Bonus	Compensation	Compensation	Compensation
Principal Position	Year	($)*	($)	($)	($)*	($)	Earnings ($)	($)	Total ($)*
Qingtao Xing, President and Chief Executive Officer	2012 2011	8516 8313	— —	— —	35451 21931	— —	— —	— —	43967 402445

Xuezhu Xu, Interim Chief Financial Officer and Corporate Controller	2012 2011	7983 7879	— —	— —	16543 15479	— —	— —	— —	24526 23359

Jian Fu, Executive Vice President of Manufacturing	2012 2011	8516 8313	— —	— —	19327 18576	— —	— —	— —	27843 26889

MingBiao Li, Chief Operating Officer	2012 2011	8131 7988	— —	— —	19327 18576	— —	— —	— —	274584 26564

*

Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the U.S. dollar equivalent based on a conversion rate of US$1=RMB6.4599 and RMB6.5916 at December 31, 2012 and 2011, respectively.

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

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2012. Mr. Cunat resigned from the board of directors in June 2012 and Mr. Antonoplos was not re-elected to the board of directors at the 2012 annual shareholder meeting held on December 27, 2012. Therefore, the amounts below for these directors only represent a partial year of service.

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Antonoplos	20,000	—	—	—	—	—	20,000
Brian Cunat	7,500	—	—	—	—	—	7,500
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	15,000	—	—	—	—	—	15,000

(1) Mr. Ying has elected to forego any compensation for his board service for 2012.

Narrative to Director Compensation Table

Mr. Fu, as an executive officer of Shiner, did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2012 fiscal year. The other non-executive directors received a $3,750 quarterly cash retainer, which was pro rated for those directors not serving a full year. Mr. Antonoplos received $3,750 as an annual cash retainer and an additional quarterly retainer $1,250 for serving as chairman of our Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Shiner International, Inc., 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, 570125 People’s Republic of China.

			Amount
			&Nature of	Percent
Name & Address of Beneficial			Beneficial	of
Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)

Officers and Directors

Yuet Ying	Director	Common Stock, $0.001 par value	11,518,408	41.22%

Jian Fu (3)	Chief Executive Officer and Director	Common Stock, $0.001 par value	51,000	*

Qingtao Xing	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	0	*

XueZhu Xu (4)	Chief Operating Officer	Common Stock, $0.001 par value	40,000	*

MingBao Li	Director	Common Stock, $0.001 par value	0	*

Zhenhuan Yuan (5)	Non-Executive and Non- Voting Director		30,000	*

All Officers and Directors as a group (5 persons named above)	--	--	11,639,408	41.65%

5% Security Holders

First Wilshire Securities Management, Inc. (6) 1224 East Green Street, Suite 200, Pasadena, California 91106		Common Stock, $0.001 par value	2,420,544	8.66%

Yuet Ying		Common Stock, $0.001 par value	11,518,408	41.22%

___________________________
* Less than 1 percent

(1)

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 21, 2013 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

(2)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. At the close of business on March 21, 2013, we had 27,941,491 shares of common stock outstanding.

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

(6)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Related Fees

The following table sets forth fees billed to us by Goldman Kurland and Mohidin, LLP for professional services rendered for 2012 and 2011:

	2012	2011
Audit Fees	$110,000	$106,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$110,000	$106,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2012 and 2011, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Kurland and Mohidin, LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2012 and 2011, respectively, for assurance and related services by Goldman Kurland and Mohidin, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

Tax Fees. This category includes tax preparation, tax compliance and tax advice.

All Other Fees. This category includes all accounting services which are not included in the foregoing categories.

Policy for Pre-Approval of Audit and Non-audit Services

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

10.12

Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner’s Current Report on Form 8- K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14

Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

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

21	List of Subsidiaries.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________
* Filed herewith

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2013.

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

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	March 29, 2013
Qingtao Xing

/s/XueZhu Xu	Interim Chief Financial Officer	March 29, 2013
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	March 29, 2013
Yuet Ying

/s/ Jian Fu	Director	March 29, 2013
Jian Fu

/s/ Zhenhuan Yuan	Director	March 29, 2013
Zhenhuan Yuan

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP
Encino, California
March 18, 2013

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS:
Cash & equivalents	$4,233,183	$2,831,808
Restricted cash	925,039	57,613
Accounts receivable, net of allowance for doubtful accounts of $850,123 and $121,017 at 2012 and 2011	7,807,846	7,744,377
Advances to suppliers	15,141,398	10,042,214
Notes receivable	542,802	7,865
Inventory, net	10,110,732	10,252,955
Prepaid expenses & other current assets	711,537	1,072,326

Total current assets	39,472,537	32,009,158

Property and equipment, net	30,689,391	27,836,253
Construction in progress	5,840,483	12,037,154
Advance for purchase of equipment	426,536	763,427
Intangible assets, net	1,069,988	3,063,646
Goodwill	-	2,023,342

TOTAL ASSETS	$77,498,935	$77,732,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,808,524	$5,133,835
Other payables	8,213,146	7,021,179
Unearned revenue	1,622,318	1,313,320
Accrued payroll	147,722	193,884
Short-term loans	16,404,115	10,684,625

Total current liabilities	33,195,825	24,346,843

Long-term loans	11,095,000	9,957,090

Total liabilities	44,290,825	34,303,933

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,332,392
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,745,728	5,426,393
Statutory reserve	3,414,514	3,523,273
Retained earnings	9,526,528	18,478,618

Total Shiner stockholders' equity	32,992,793	41,730,243

Noncontrolling interest:	215,317	1,698,804

Total equity	33,208,110	43,429,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,498,935	$77,732,980

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net revenue	$72,036,187	$75,294,512
Cost of goods sold	67,397,899	65,275,356
Gross profit	4,638,288	10,019,156

Operating expenses:
Selling	2,648,251	2,443,574
General and administrative	6,248,043	5,544,604
Impairment of intangible assets	3,819,214	-
Loss on sale and write off of assets	2,106,379	-
Total operating expenses	14,821,887	7,988,178

Income (loss) from operations	(10,183,599)	2,030,978

Non-operating income (expense):
Other income, net	1,651,176	1,404,336
Interest income	40,877	14,064
Interest expense	(1,464,104)	(1,107,159)
Exchange gain (loss)	(55,588)	61,442
Total non-operating income (expense)	172,361	372,683

Income (loss) before income tax	(10,011,238)	2,403,661
Income tax expense	546,057	763,424

Net income (loss)	(10,557,295)	1,640,237

Net loss attributed to noncontrolling interest	(1,496,446)	(102,239)
Net income (loss) attributed to Shiner	$(9,060,849)	$1,742,476

Comprehensive income (loss):
Net income (loss)	$(10,557,295)	$1,640,237
Foreign currency translation gain	332,294	1,406,496

Comprehensive income (loss)	$(10,225,001)	$3,046,733

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,543,922

Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$(0.33)	$0.06
Diluted	$(0.33)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity

Balance, December 31, 2010	27,603,336	$27,603	$14,321,484	$(58,036)	$4,060,637	$2,905,861	$17,353,554	$38,611,103	$37,226	$38,648,329

Stock compensation expense for options issued	-	-	10,908	-	-	-	-	10,908	-	10,908

Foreign currency translation gain	-	-	-	-	1,365,756	-	-	1,365,756	40,740	1,406,496

Net income	-	-	-	-	-	-	1,742,476	1,742,476	(102,239)	1,640,237

Non controlling interest acquired with acquisition	-	-	-	-	-	-	-	-	1,723,077	1,723,077

Transfer to statutory reserve	-	-	-	-	-	617,412	(617,412)	-	-	-

Balance, December 31, 2011	27,603,336	27,603	14,332,392	(58,036)	5,426,393	3,523,273	18,478,618	41,730,243	1,698,804	43,429,047

Stock compensation expense for options issued	-	-	4,064	-	-	-	-	4,064	-	4,064

Foreign currency translation gain	-	-	-	-	319,335	-	-	319,335	12,959	332,294

Net loss	-	-	-	-	-	-	(9,060,849)	(9,060,849)	(1,496,446)	(10,557,295)

Transfer from statutory reserve	-	-	-	-	-	(108,759)	108,759	-	-	-
Balance, December 31, 2012	27,603,336	$27,603	$14,336,456	$(58,036)	$5,745,728	$3,414,514	$9,526,528	$32,992,793	$215,317	$33,208,110

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,557,295)	$1,640,237
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,245,986	2,256,579
Amortization	236,594	198,752
Stock compensation expense	4,064	10,908
Impairment of intangible assets	3,819,214	-
Loss on sale and write off of assets	2,106,379	-
Change in working capital components:
Accounts receivable	(4,390)	2,695,309
Inventory	220,441	(2,273,992)
Advances to suppliers	(5,022,577)	(6,347,879)
Other assets	361,440	(398,717)
Accounts payable and accrued expenses	1,635,791	(238,732)
Unearned revenue	301,598	984,652
Other payables	1,140,643	1,817,821
Accrued payroll	(47,641)	34,771

Net cash provided by (used in) operating activities	(2,559,753)	379,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Shimmer Sun Ltd	-	(3,200,000)
Cash acquired in acquisition of Shimmer Sun Ltd	-	248,742
Cash from the sale of assets	1,226,825	-
Issuance of notes receivable	(542,802)	-
Payment on note receivable	7,925	34,329
Payments for property and equipment	(2,592,970)	(9,555,336)
Payments for construction in progress	-	(7,112,596)
Increase in restricted cash	(866,987)	(56,697)

Net cash used in investing activities	(2,768,009)	(19,641,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(22,354,037)	(6,966,000)
Proceeds from short-term loans	27,992,018	10,514,812
Proceeds from long-term loans	1,061,950	9,798,840

Net cash provided by financing activities	6,699,931	13,347,652

Effect of exchange rate changes on cash and cash equivalents	29,206	123,970

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,401,375	(5,790,227)

CASH AND EQUIVALENTS, BEGINNING BALANCE	2,831,808	8,622,035

CASH AND EQUIVALENTS, ENDING BALANCE	$4,233,183	$2,831,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,265,341	$923,998
Income taxes paid	$7,613	$789,711

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Shiner International, Inc. (the “Company” or “Shiner”) was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries manufactures Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout the People’s Republic of China (“China” or “PRC”), Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc. and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shanghai Juneng Functional Film Company, Ltd., or “Shanghai Juneng,” (vi) Shimmer Sun Ltd., or “Shimmer Sun,” (vii) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (viii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo”.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

Subsidiary	Place	Percentage	Parent
	Incorporated	Owned
Shiner International, Inc.	Nevada, USA		None
Hainan Shiner	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny-Day
Zhuhai Modern	China	100%	Shiny-Day
Shanghai Juneng	China	70%	Shiner International, Inc.
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Ltd.
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Ningbo	China	65%	Yongxin

The accompanying consolidated financial statements were prepared in conformity with the accounting principles generally accepted in the United States (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

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

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. (“Shimmer Sun”) for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as “other payables’ which was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling interest in Shimmer Sun’s subsidiary, Ningbo. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value (“FV”) of the individual assets acquired and liabilities assumed.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI is separately designated in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and other comprehensive income (loss).

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

Cash and Equivalents

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Advances to Suppliers

To ensure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined no reserve was necessary for advances to suppliers. The advances to suppliers are interest free and unsecured.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at December 31, 2012 and 2011:

	2012	2011

Operating equipment	$25,868,886	$14,028,345
Vehicles	695,724	801,057
Office equipment	231,234	250,809
Buildings	12,183,492	18,912,102
Building and equipment improvements	-	538,930
	38,979,336	34,531,243
Less Accumulated depreciation	(8,289,945)	(6,694,990)
	$30,689,391	$27,836,253

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at December 31, 2012 and 2011 were $5.8 million and $12.0 million, respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2012 and 2011, respectively, RMB26.675 million ($4.2 million based on the exchange rate at December 31, 2012) and RMB29.1 million (or $4.6 million based on the exchange rate at December 31, 2011) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2012 and 2011, the Company amortized $384,363 and $0, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2012 and 2011, respectively, RMB12.8 million ($2.0 million based on the exchange rate at December 31, 2012) and RMB14.0 million (or $2.2 million based on the exchange rate at December 31, 2011) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2012 and 2011, the Company amortized $184,917 and $0, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of December 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2012, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2012 and 2011, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2012 and 2011, the Company performed the required impairment review which resulted in an impairment charge of $1,780,436 for 2012. No impairment adjustment was required at December 31, 2011.

Goodwill

Goodwill is the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests, and more frequently if circumstances dictate. The impairment testing is based on the FV of the reporting units, which is estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses. As of December 31, 2012 and 2011, the Company performed the required impairment review which resulted in an impairment charge of $2,038,778 for 2012. No impairment adjustment was required at December 31, 2011.

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

As of December 31, 2012 and 2011, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the years ended December 31, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income in 2012 and 2011 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the revenue over the contract period.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for 2012 and 2011 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for 2012 and 2011 were $4,093,034 and $2,801,932, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of December 31, 2012.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 521,664 warrants outstanding as of December 31, 2012 with weighted-average exercise prices of $0.95 and $1.70, respectively. All options and warrants were excluded from the diluted loss per share for 2012 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for 2012 and 2011:

	2012		2011
		Amount		Amount
	Shares	Per Share	Shares	Per Share
Basic earnings (loss) per share	27,541,491	$(0.33)	27,541,491	$0.06
Effect of dilutive stock options and warrants	-	-	2,431	-
Diluted earnings (loss) per share	27,541,491	$(0.33)	27,543,922	$0.06

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,745,728 and $5,426,393 at December 31, 2012 and 2011, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 which was issued to provide a consistent definition of FV and ensure that the FV measurement and disclosure requirements are similar between US GAAP and IFRS. ASU No. 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements. This guidance was effective for the Company beginning on January 1, 2012. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12 which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU No. 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05, as amended by ASU No. 2011-12, did not significantly impact the Company’s consolidated financial statements as the Company does not have any reclassifications to or from comprehensive income (loss).

In September 2011, the FASB issued ASU No. 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard was effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not significantly impact the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU No. 2012-02, as permitted, for its annual impairment test for its fiscal year ended December 31, 2012. The adoption did not have a material impact on the company's consolidated financial statements.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory of $15,141,398 and $10,042,214 at December 31, 2012 and 2011, respectively.

Note 4 – Inventory, net

Inventory at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Raw material	$4,264,823	$4,093,316
Work in process	1,647,956	1,724,754
Finished goods	4,960,861	4,781,927
	10,873,640	10,599,997
Less: Obsolescence reserve	(762,908)	(347,042)
Inventory, net	$10,110,732	$10,252,955

Note 5 - Intangible Assets

Intangible assets at December 31, 2012 and 2011consisted of the following:

	2012	2011
Patent	$-	$2,120,348

Right to use land	1,162,234	1,153,434
	1,162,234	3,273,782
Less: Accumulated amortization	(92,246)	(210,136)
Intangible assets, net	$1,069,988	$3,063,646

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Amortization of intangible assets is as follows, by years from December 31, 2012:

Year ending December 31,
2013	$23,245
2014	23,245
2015	23,245
2016	23,245
2017	23,245
Thereafter	953,763
$1,069,988

Note 6 – Other Payables

Other payables at December 31, 2012 and 2011consisted of the following:

	2012	2011

Special purpose fund for Shi Zi Ling workshop	$4,227,988	$4,577,430
Special purpose fund for structure and equipment	2,317,006	2,202,200
Taxes payable	652,751	-
Other	1,015,401	241,549
	$8,213,146	$7,021,179

The $4,227,988 and $2,317,006 payables at December 31, 2012 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 7 - Debt

Short-term loans at December 31, 2012 and 2011consisted of the following:

	2012	2011

From February 28, 2011 to February 28, 2012, with interest of 6.06% at December 31, 2011. The loan is collateralized by equipment	$-	$4,247,100

From March 16, 2012 to February 18, 2013, with interest of 8.53% at December 31, 2012. The loan is collateralized by equipment	1,585,000	-

From June 19, 2012 to June 19, 2013, with an interest rate of 8.20% at December 31, 2012. The loan is collateralized by equipment	2,377,500	-

From June 8, 2012 to June 7, 2013, with interest of 7.26% at December 31, 2012. The loan is collateralized by equipment	4,279,500	-

From June 30, 2011 to September 30, 2012, with interest of 8.203% at September 30, 2012. The loan was collateralized by buildings and equipment	-	1,573,000

Various short-term loans payable to bank, with interest rates ranging from 3.21% to 6.41%. The loans were due through September 28, 2012 and were collateralized by accounts receivable	-	2,795,039

Various bank acceptance bills payable on various dates through June 10, 2013	3,758,527	2,069,486

From December 21, 2012 to June 21, 2013, with interest of 6.16% at December 31, 2012. The loan is collateralized by a building and equipment	792,500	-

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan is collateralized by a building and equipment.	697,400	-

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan is collateralized by a building and equipment	792,500	-

From November 27, 2012 to May 27, 2103, with various interest rates averaging 6.7%. The loan is collateralized by a letter of credit	2,121,188	-

	$16,404,115	$10,684,625

Long-term loans at December 31, 2012 and 2011 consisted of the following:

	2012	2011

From January 24, 2011 to January 24, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	$2,536,000	$2,516,800

From February 10, 2011 to February 10, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,853,000	2,831,400

From February 16, 2011 to February 16, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	2,298,250	2,280,850

From February 17, 2011 to February 17, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,252,150	1,242,670

From March 25, 2011 to March 25, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	427,950	424,710

From November 30, 2011 to November 30, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	158,500	157,300

From December 23, 2011 to December 23, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	507,200	503,360

From March 19, 2012 to January 18, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	1,061,950	-

	$11,095,000	$9,957,090

Aggregate future maturities of long-term loans at December 31, 2012 are as follows:

Year ending December 31,
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	11,095,000
$11,095,000

The weighted average interest rate on long-terms loans is 6.60% ..

On August 2, 2010, Hainan Shiner entered into a credit facility with the Hainan Branch of the Bank of China. It is a secured revolving credit facility of RMB70 million (or $11.1 million based on the exchange rate on December 31, 2010) for seven years. Under the credit facility, Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for this improvement. Proceeds under the facility not used for these purposes would be subject to a misappropriation penalty interest rate that is 100% of the current interest rate on the loan.

The initial interest rate on each withdrawal from the facility will be the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the benchmark. Additional interest will be paid on an overdue loan under this credit facility at 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land, buildings, and property as collateral under this facility.

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

As of December 31, 2012, the Company drew down the entire RMB70 million credit facility.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the years ended December 31, 2012 and 2011:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	60,000	$1.25	$-
Granted	60,000	0.80
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2011	120,000	1.03	$-
Granted	-	-
Canceled	-	-
Exercised	(30,000)	1.25
Outstanding at December 31, 2012	90,000	$0.95	$-
Exercisable at December 31, 2012	90,000	$0.10	$-

The number and weighted average exercise prices of all options outstanding as of December 31, 2012, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2012	Price	(Years)

$ 0.80	60,000	$0.80	3.94
1.25	30,000	$1.25	1.43
	90,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2012, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2012	Price	(Years)

$ 0.80	60,000	$0.80	3.94
1.25	30,000	$1.25	1.43
	90,000

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2012 and 2011:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2010	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2011	521,664	1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2012	521,664	$1.70	0.24
Exercisable at December 31, 2012	521,664	$1.70	0.24

Note 9 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

• Hainan Shiner - a tax rate of 15% from January 1, 2009 to December 31, 2014 since it is recognized as a high-tech enterprise.

• Zhuhai Modern - exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also received a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

Hainan Shiner acquired all of the assets of Shiny-Day and Hainan Modern in 2009, partially in response to the expiration of the tax holiday.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

		Income tax rate-
Year	Tax rate	Hainan Shiner
2007	15%	7.5%
2008	18%	9%
2009	20%	15%
2010	22%	15%
2011	24%	15%
2012	25%	15%

Income tax expense reflected in the consolidated statements of operations and other comprehensive income consist of the following for 2012 and 2011:

	2012	2011
Current expense:
Federal	$-	$-
State	-	-

Foreign	546,057	763,424
	546,057	763,424
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expense	$546,057	$763,424

The components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating loss	$552,000	$501,000
Total deferred tax assets	552,000	501,000
Less Valuation allowance	(552,000)	(501,000)
	$-	$-

A reconciliation of tax at United States (“US”) federal statutory rate to provision for income tax recorded in the financial statements for 2012 and 2011 is as follows:

	2012	2011
Tax provision (benefit) at statutory rate	(34)%	34%
Foreign tax rate difference	9%	(9)%
US and Chinese current NOL for which no benefit is realized	40%	17%
Effect of tax holiday	(10)%	(10)%
Effective rate	5%	32%

The effect of the change of tax status was accounted for in accordance with ASC Topic 740-10-25, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2012 net loss would have been increased by $167,000. The net effect on EPS had income tax been applied at the regular rates would have been $0.01. If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2011 net income would have been decreased by approximately, $196,000. The net effect on EPS had income tax been applied at the regular rates would have been $0.01.

Foreign pretax earnings (loss) approximated ($6,042,000) and $2,045,000 for 2012 and 2011 respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2012, $13,900,000 of accumulated undistributed earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $1,940,000 would have to be provided if such earnings were remitted currently.

Note 10 - Employee Welfare Plans

The expense for employee common welfare was $24,114 and $59,688 for the years ended December 31, 2012 and 2011, respectively.

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

The Company appropriated $(108,759) and $617,412 as reserve for the statutory surplus reserve and statutory common welfare fund for the years ended December 31, 2012 and 2011, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for either year ended December 31, 2012 or 2011.

One vendor provided 13% of the Company’s raw materials for the year ended December 31, 2012, one vendor provided 15% of the Company’s raw material purchases for the year ended December 31, 2011. At December 31, 2012 and 2011, the Company owed these vendors $928,399 and $619,200, respectively.

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

Note 13 – Commitments and Contingencies

At December 31, 2012, the Company is contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $947,527.

Note 14 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging, and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better. Approximately 60% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Shiny-Day and Zhuhai Modern.

The following tables summarize the Company’s segment information for the years ended December 31, 2012 and 2011:

	2012	2011

Revenues from unrelated entities
Tobacco film	$44,762,113	$38,407,457
Water-based latex	362,105	383,729

Coated film	16,874,571	22,634,520
Color printing	3,300,878	5,736,812
Advanced film	6,736,520	8,131,994
	$72,036,187	$75,294,512

Intersegment revenues
Tobacco film	$19,963,391	$13,223,405
Water-based latex	458,014	837,006
Coated film	7,525,866	4,660,727
Color printing	1,472,154	2,892,938
Advanced film	3,004,411	-
	$32,423,836	$21,614,076

Total revenues
Tobacco film	$64,725,504	$51,630,862
Water-based latex	820,119	1,220,735
Coated film	24,400,437	27,295,247
Color printing	4,773,032	8,629,750
Advanced film	9,740,931	8,131,994
Less Intersegment revenues	(32,423,836)	(21,614,076)
	$72,036,187	$75,294,512

Income (loss) from operations
Tobacco film	$(5,638,478)	$3,407,144
Water-based latex	41,453	135,193
Coated film	(2,867,856)	(384,147)
Color printing	(875,540)	(589,943)
Advanced film	(696,107)	(131,919)
Holding Company	(147,071)	(405,350)
	$(10,183,599)	$2,030,978

Interest income
Tobacco film	$25,400	$6,175
Water-based latex	205	61
Coated film	9,575	3,619
Color printing	1,873	917
Advanced film	3,824	1,300
Holding Company	-	1,992
	$40,877	$14,064

Interest expense
Tobacco film	$882,934	$662,812
Water-based latex	9,184	-
Coated film	350,220	270,555
Color printing	70,860	74,999
Advanced film	148,253	97,124
Holding Company	2,653	1,669
	$1,464,104	$1,107,159

Income tax expense
Tobacco film	$328,522	$716,027
Water-based latex	-	-
Coated film	155,469	47,397
Color printing	-	-
Advanced film	62,066	-
Holding Company	-	-
	$546,057	$763,424

Net income (loss)
Tobacco film	$(5,864,586)	$2,822,463
Water-based latex	32,474	99,473
Coated film	(2,909,685)	(160,984)
Color printing	(944,527)	(664,025)
Advanced film	(721,248)	(51,663)
Holding Company	(149,723)	(405,027)
	$(10,557,295)	$1,640,237

Provision for depreciation
Tobacco film	$1,947,736	$1,059,617
Water-based latex	42,312	42,575
Coated film	772,579	705,536
Color printing	156,315	195,578
Advanced film	327,044	253,273
Holding Company	-	-
	$3,245,986	$2,256,579

	As of December 31,
	2012	2011
Total assets
Tobacco film	$39,800,030	$31,239,495
Water-based latex	585,061	797,500
Coated film	15,786,877	20,810,552
Color printing	3,194,145	5,768,795
Advanced film	6,682,816	7,470,573
Holding Company	11,450,006	11,646,065
	$77,498,935	$77,732,980

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
Geographical Areas	2012	2011

Chinese Main Land	$61,225,743	$63,157,832

Asia (outside Mainland China)	5,077,190	5,995,951
Australia	2,953,681	2,251,898
North America	1,488,111	1,600,260
Middle East	682,691	1,825,847
Europe	531,357	150,243
Africa	33,841	290,881
South America	43,573	21,600
	$72,036,187	$75,294,512

Note 16 – Purchase of Shimmer Sun Ltd

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun for $3.2 million. The Company paid $1.3 million in cash and has a payable of $1.9 million to the former shareholder recorded in “Other payables” on the accompanying consolidated balance sheets (Note 6). The acquisition, through Shimmer Sun’s wholly owned subsidiaries, gives Shiner a 65% controlling interest in Shimmer Sun's subsidiary, Ningbo. The Company acquired Shimmer Sun as part of its overall strategy of seeking opportunities for vertical integration.

The transaction was accounted for by the acquisition method of accounting, with the purchase price allocated based on the FV of the individual assets acquired and liabilities assumed. The acquisition-date FV of the total consideration was $3.2 million, which was allocated as follows:

Cash and equivalents	$248,743
Accounts receivable	104,714
Advances to suppliers	1,876
Notes receivable	15,211
Inventory	304,707
Prepaid expenses & other current assets	108,061
Property and equipment, net	293,741
Patent	2,118,628
Goodwill	1,956,571
Accounts payable	(46,338)
Other payables	(168,258)
Unearned revenue	(3,525)
Accrued payroll	(11,054)
Noncontrolling interest	(1,723,077)
$3,200,000

The patent acquired with this acquisition is being amortized over its estimated life of 10 years.

EXHIBIT INDEX

Exhibit	Description of Exhibit

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

10.12

Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner’s Current Report on Form 8- K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14

Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

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

21	List of Subsidiaries.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith