Form 10-Q
period 2013-03-31
Shiner International, Inc.
filed 2013-05-20
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[_] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [X]                                                             No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]                                                              No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]                                                              No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 16, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHINER INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Other Comprehensive Loss	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	7 - 20

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash & equivalents	$4,355,391	$4,233,183
Restricted cash	1,720,653	925,039
Accounts receivable, net of allowance for doubtful accounts of $928,660 and $850,123 at 2013 and 2012	6,403,741	7,807,846
Advances to suppliers	12,824,363	15,141,398
Notes receivable	-	542,802
Inventory, net	12,507,426	10,110,732
Prepaid expenses & other current assets	924,595	711,537

Total current assets	38,736,169	39,472,537

Property and equipment, net	30,019,399	30,689,391
Construction in progress	6,238,035	5,840,483
Advance for purchase of equipment	343,253	426,536
Intangible assets, net	1,070,296	1,069,988

TOTAL ASSETS	$76,407,152	$77,498,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,159,566	$6,808,524
Other payables	7,971,887	8,213,146
Unearned revenue	1,121,524	1,622,318
Accrued payroll	145,647	147,722
Short-term loans	15,980,132	16,404,115

Total current liabilities	32,378,756	33,195,825

Long-term loans	11,158,000	11,095,000
Total liabilities	43,536,756	44,290,825

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,933,295	5,745,728
Statutory reserve	3,414,514	3,414,514
Retained earnings	9,000,008	9,526,528
Total Shiner stockholders' equity	32,653,840	32,992,793

Noncontrolling interest	216,556	215,317
Total equity	32,870,396	33,208,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,407,152	$77,498,935

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
Net revenue	$13,843,529	$17,370,024
Cost of goods sold	12,930,090	15,199,083
Gross profit	913,439	2,170,941

Operating expenses:
Selling	665,425	654,531
General and administrative	1,431,093	1,646,477
Total operating expenses	2,096,518	2,301,008

Loss from operations	(1,183,079)	(130,067)

Non-operating income (expense):
Other income (expense), net	1,007,440	(101,183)
Interest income	61,350	8,829
Interest expense	(374,156)	(288,669)
Exchange loss	(38,060)	(5,873)
Total non-operating income (expense)	656,574	(386,896)

Loss before income tax	(526,505)	(516,963)
Income tax expense	-	78,943

Net loss	(526,505)	(595,906)

Net income (loss) attributed to noncontrolling interest	15	(41,386)
Net loss attributed to Shiner	$(526,520)	$(554,520)

Comprehensive loss:
Net loss	$(526,505)	$(595,906)
Foreign currency translation gain	188,791	278,324

Comprehensive loss	$(337,714)	$(317,582)

Weighted average shares outstanding:
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Loss per share attributed to Shiner common stockholders:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(526,505)	$(595,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	840,058	676,373
Amortization	5,761	59,148
Stock compensation expense	-	1,016
Change in working capital components:
Accounts receivable	1,446,735	(73,060)
Inventory	(2,336,525)	(3,423,193)
Advances to suppliers	2,400,183	2,248,321
Other assets	(213,290)	136,476
Accounts payable and accrued expenses	312,212	2,360,516
Unearned revenue	(509,406)	(612,876)
Other payables	(286,238)	319,373
Accrued payroll	(2,911)	(33,158)

Net cash provided by operating activities	1,130,074	1,063,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	85,604	-
Issuance of notes receivable	545,241	-
Proceeds from note receivable	-	7,925
Payments for property and equipment	3,204	(1,242,044)
Payments for construction in progress	(363,959)	-
(Increase) decrease in restricted cash	(789,430)	58,052

Net cash used in investing activities	(519,340)	(1,176,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(5,458,476)	(8,555,000)
Proceeds from short-term loans	4,941,956	6,774,112
Proceeds from long-term loans	-	1,061,950

Net cash used in financing activities	(516,520)	(718,938)

Effect of exchange rate changes on cash and equivalents	27,994	22,196

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	122,208	(809,779)

CASH AND EQUIVALENTS, BEGINNING BALANCE	4,233,183	2,831,808

CASH AND EQUIVALENTS, ENDING BALANCE	$4,355,391	$2,022,029
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$374,156	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013. The results for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Noncontrolling Interest

On September 20, 2010, the Company commenced operations of a majority-owned subsidiary, Shanghai Juneng Functional Film Company, Ltd. (“Shanghai Juneng”), with Shanghai Shifu Film Material, Co., Ltd., (“Shanghai Shifu”). Under the agreement, Shiner owns 70% of Shanghai Juneng, and Shanghai Shifu owns 30%. The general manager of Shanghai Juneng reports directly to Shiner’s Chief Executive Officer. Shanghai Juneng pursues sales among China’s leading food producers in the Yangtze River Delta, one of China’s largest economic centers.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. (“Shimmer Sun”) for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling interest in Shimmer Sun’s subsidiary, Ningbo. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value (“FV”) of the individual assets acquired and liabilities assumed.

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
MARCH 31, 2013 AND 2012 (Unaudited)

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

Property and Equipment, net

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at March 31, 2013 and December 31, 2012:

	2013	2012
		(Audited)
Operating equipment	$26,012,553	$25,868,886
Vehicles	699,676	695,724
Office equipment	232,561	231,234
Buildings	12,252,673	12,183,492
	39,197,463	38,979,336
Less: accumulated depreciation	(9,178,064)	(8,289,945)
	$30,019,399	$30,689,391

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at March 31, 2013 and December 31, 2012 (audited) were $6.2 million and $5.8 million, respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2013 and December 31, 2012 (audited), respectively, RMB25.95 million ($4.1 million based on the exchange rate at March 31, 2013) and RMB26.675 million (or $4.2 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2013 and 2012, the Company amortized $115,818 and $0, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2013 and December 31, 2012 (audited), respectively, RMB12.5 million ($2.0 million based on the exchange rate at March 31, 2013) and RMB12.8 million (or $2.0 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into “Other income” over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2013 and 2012, the Company amortized $55,720 and $0, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of March 31, 2013) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2013 and December 31, 2012, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2013 and December 31, 2012 (audited), respectively, there was no significant impairment of its long-lived assets.

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
MARCH 31, 2013 AND 2012 (Unaudited)

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

As of March 31, 2013 and December 31, 2012 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the three months ended March 31, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income in 2013 and 2012 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the revenue over the contract period.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for 2013 and 2012 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three months ended March 31, 2013 and 2012 were $650,606 and $649,976, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of March 31, 2013.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 0 warrants outstanding as of March 31, 2013 with weighted-average exercise prices of $0.95 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three months ended March 31, 2013 and 2012:

	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,541,491	$(0.02)	27,541,491	$(0.02)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$(0.02)	27,541,491	$(0.02)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,933,295 and $5,745,728 at March 31, 2013 and December 31, 2012 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments. See Note 13.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” which limits the scope of ASU No. 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on our consolidated results of operations, financial condition, or liquidity.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory

Note 4 – Inventory, net

Inventory at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
		(Audited)
Raw material	$3,659,909	$4,264,823
Work in process	1,640,138	1,647,956
Finished goods	7,974,617	4,960,861
	13,274,664	10,873,640
Less: obsolescence reserve	(767,238)	(762,908)
Inventory, net	$12,507,426	$10,110,732

Note 5 - Intangible Assets, net

Intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
		(Audited)
Right to use land	$1,168,833	$1,162,234

Less: accumulated amortization	(98,537)	(92,246)
Intangible assets, net	$1,070,296	$1,069,988

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

Note 6 – Other Payables

Other payables at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
		(Audited)
Special purpose fund for Shi Zi Ling workshop	$4,136,032	$4,227,988
Special purpose fund for structure and equipment	2,271,693	2,317,006
Taxes payable	585,281	652,751
Miscellaneous payables	978,881	1,015,401
	$7,971,887	$8,213,146

The $4,136,032 and $2,271,693 payables at March 31, 2013 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 7 - Debt

Short-term loans at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
		(Audited)
From March 16, 2012 to February 18, 2013, with interest of 8.53% at December 31, 2012, collateralized by equipment	$-	$1,585,000

From June 19, 2012 to June 19, 2013, with interest of 8.20% at March 31, 2013, collateralized by equipment	2,391,000	2,377,500

From June 8, 2012 to June 7, 2013, with interest of 7.26% at March 31, 2013, collateralized by equipment	4,303,800	4,279,500

Various bank acceptance bills payable on various dates through September 21, 2013	3,461,894	3,758,527

From December 21, 2012 to June 21, 2013, with interest of 6.16% at March 31, 2013, collateralized by a building and equipment	797,000	792,500

From December 28, 2012 to June 28, 2013, with interest of 7.28% at March 31, 2013, collateralized by a building and equipment	701,360	697,400

From September 10, 2012 to March 10, 2013, with interest of 6.16% at March 31, 2013, collateralized by a building and equipment	-	792,500

From November 27, 2012 to May 27, 2103, with various interest rates averaging 6.7%, collateralized by a letter of credit	4,325,078	2,121,188

	15,980,132	16,404,115

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

Long-term loans at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
		(Audited)
From January 24, 2011 to January 24, 2018, with interest of 6.60% , collateralized by buildings and land use rights	$2,550,400	$2,536,000

From February 10, 2011 to February 10, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,869,200	2,853,000

From February 16, 2011 to February 16, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,311,300	2,298,250

From February 17, 2011 to February 17, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,259,260	1,252,150

From March 25, 2011 to March 25, 2018, with interest of 6.60%, collateralized by buildings and land use rights	430,380	427,950

From November 30, 2011 to November 30, 2018, with interest of 6.60%, collateralized by buildings and land use rights	159,400	158,500

From December 23, 2011 to December 23, 2018, with interest of 6.60%, collateralized by buildings and land use rights	510,080	507,200

From March 19, 2012 to January 18, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,067,980	1,061,950

	$11,158,000	$11,095,000

Aggregate future maturities of long-term loans at March 31, 2013 are as follows:

Year ending December 31,
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	11,158,000
$11,158,000

The weighted average interest rate on long-terms loans is 6.60% ..

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

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

As of March 31, 2013, the Company drew down the entire RMB70 million credit facility.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2013:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2012	90,000	$0.95	$-
Granted	-
Canceled	-
Exercised	-
Outstanding at March 31, 2013	90,000	$0.95	$-
Exercisable at March 31, 2013	90,000	$0.95	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2013, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2012	Price	(Years)

$0.80	60,000	$0.80	3.69
$1.25	30,000	$1.25	1.18
	90,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2013, are as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2012	Price	(Years)

$0.80	60,000	$0.80	3.69
$1.25	30,000	$1.25	1.18
	90,000

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2013:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2012	521,664	$1.70	0.24
Granted	-
Canceled	-
Exercised	(521,664)	$1.70	-
Outstanding at March 31, 2013	-	$-	-
Exercisable at March 31, 2013	-	$-	-

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $21,076 and $40,302 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company appropriated $0 and $19,434 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2013 and 2012, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three months ended March 31, 2013 or 2012. One vendor provided 13% of the Company’s raw materials for the three months ended March 31, 2013, as compared to one vendor that provided 17% of the Company’s raw material purchases for the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, the Company owed these vendors $1,438,585 and $1,143,862, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

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

Note 12 – Commitments and Contingencies

At March 31, 2013, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $844,288 (RMB5,296,667).

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2013 and 2012:

	2013	2012
Revenues from unrelated entities
Tobacco film	$7,388,058	$10,038,041
Water-based latex	199,184	13,811
Coated film	3,518,889	4,117,416
Color printing	951,483	1,030,806
Advanced film	1,785,915	2,169,950
	$13,843,529	$17,370,024

Intersegment revenues
Tobacco film	$1,013,187	$5,251,085
Water-based latex	42,457	169,069
Coated film	482,575	2,153,897
Color printing	130,485	539,234
Advanced film	244,918	1,135,141
	$1,913,622	$9,248,426

Total revenues
Tobacco film	$8,401,245	$15,289,126
Water-based latex	241,641	182,880
Coated film	4,001,464	6,271,313
Color printing	1,081,968	1,570,040
Advanced film	2,030,833	3,305,091
Less Intersegment revenues	(1,913,622)	(9,248,426)
	$13,843,529	$17,370,024

Income (loss) from operations
Tobacco film	$(669,092)	$500,214
Water-based latex	52,507	683
Coated film	(346,197)	(385,004)
Color printing	(77,865)	(123,384)
Advanced film	(107,626)	(57,418)
Holding Company	(34,806)	(65,158)
	$(1,183,079)	$(130,067)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

Interest income
Tobacco film	$32,740	$5,102
Water-based latex	883	7
Coated film	15,595	2,093
Color printing	4,217	524
Advanced film	7,915	1,103
Holding Company	-	-
	$61,350	$8,829

Interest expense
Tobacco film	$225,689	$156,240
Water-based latex	2,348	215
Coated film	89,521	75,270
Color printing	18,113	19,356
Advanced film	37,896	36,912
Holding Company	589	676
	$374,156	$288,669

Income tax expense (benefit)
Tobacco film	$-	$74,042
Water-based latex	-	-
Coated film	-	4,901
Color printing	-	-
Advanced film	-	-
Holding Company	-	-
	$-	$78,943

Net income (loss)
Tobacco film	$(352,205)	$244,949
Water-based latex	51,043	475
Coated film	(115,290)	(511,796)
Color printing	(91,761)	(142,216)
Advanced film	17,103	(121,484)
Holding Company	(35,395)	(65,834)
	$(526,505)	$(595,906)

Provision for depreciation
Tobacco film	$504,455	$361,392
Water-based latex	10,320	10,730
Coated film	200,095	174,102
Color printing	40,485	44,770
Advanced film	84,703	85,379
Holding Company	-	-
	$840,058	$676,373

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (Unaudited)

	As of	As of
	March 31,	December 31,
	2013	2012
Total assets		(Audited)
Tobacco film	$39,152,654	$34,457,224
Water-based latex	562,281	961,826
Coated film	15,530,092	16,599,954
Color printing	3,142,190	4,268,660
Advanced film	6,574,115	8,140,512
Holding Company	11,445,820	13,070,759
	$76,407,152	$77,498,935

Note 14 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Geographical Areas
Chinese Mainland	$10,685,026	$14,377,941
Asia (outside Mainland China)	1,518,646	1,172,563
Australia	1,043,564	923,223
North America	311,250	257,939
Middle East	107,660	319,837
Europe	110,791	260,334
Africa	-	33,841
South America	66,592	24,346
	$13,843,529	$17,370,024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The table below shows the percentage of revenue by each of our business segments for the three months ended March 31, 2013, and 2012:

	2013	2012

BOPP tobacco film	53.4%	57.8%
Water-based latex	1.4%	0.1%
Coated film	25.4%	23.7%
Color printing	6.9%	5.9%
Advanced film	12.9%	12.5%
	100.0%	100.0%

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Global Economic Fragility – The ongoing turmoil in the global economy may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.
  Fuel Prices – Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. Significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended March 31, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended March 31, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

			$	%
	2013	2012	Change	Change
Revenues	$13,843,529	$17,370,024	$(3,526,495)	(20.3)%
Cost of goods sold	12,930,090	15,199,083	(2,268,993)	(14.9)%
Gross profit	913,439	2,170,941	(1,257,502)	(57.9)%
Selling, general and administrative expenses	2,096,518	2,301,008	(204,490)	(8.9)%
Interest expense, net of interest income	312,806	279,840	32,966	11.8%
Other income (expense), net	1,007,440	(101,183)	1,108,623	(1095.7)%
Exchange loss	(38,060)	(5,873)	(32,187)	548.1%
Income tax expense	-	78,943	(78,943)	(100.0)%
Net income (loss) attributed to noncontrolling
interest	15	(41,386)	(41,401)	(100.0)%
Net loss attributed to Shiner	$(526,520)	$(554,520)	$28,000	(5.0)%

Revenues

Revenues for the three months ended March 31, 2013 decreased $3.5 million (or 20.3%), to $13.8 million, compared to $17.4 million in the 2012 period. The decrease was primarily attributable to decreased revenues generated from the sale of BOPP tobacco, coated film, color printing and advanced film, which, was partially offset by an increase in revenues generated from the sale of water-based latex. In the 2013 first quarter, there was a $2.6 million (or a 26.4%) decrease in sales from tobacco film, a 14.5% decrease in coated film, a 7.7% decrease in color printing and a 17.7% decrease in advanced film, which was partially offset by an increase in sales from water-based latex (1,342.2%), as compared to the 2012 period. In the 2013 first quarter, revenue from advanced film decreased $0.4 million (or 17.7%) to $1.8 million, down from $2.2 million; revenue from BOPP tobacco decreased $2.6 million (or 26.4%) to $7.4 million, down from $10.0 million; and revenue from water-based latex increased $0.2 million (or 1,342.2%) to $0.2 million, from $0.01 million, as compared to the 2012 period. In the 2013 first quarter, revenue from coated film decreased $0.6 million (or 14.5%) to $3.5 million, from $4.1 million, and revenue from color printing decreased $0.08 million (or 7.7%) to $1.0 million, from $1.0 million in the 2012 period. In the 2013 first quarter, the division between our domestic and international sales remained stable as compared to 2012. In first quarter of 2013 and 2012, sales generated domestically accounted for 77.2% and 82.8%, respectively, of our total revenues, and sales generated internationally from selling our advanced film, coated film, and color printing accounted for 22.8% and 17.2%, respectively.

Cost of Goods Sold

For the three months ended March 31, 2013, cost of goods sold (“COGS”) decreased $2.3 million (or 14.9%), from $15.2 million in the 2012 period, to $12.9 million. COGS for the 2013 and 2012 first quarters was 93.4% and 87.5% of our revenues, respectively. The increase in COGS as a percentage of revenues was primarily caused by an increase in raw material costs due to petroleum price fluctuations, cost of labor, and the amortization of the added depreciation of Phase I of the Hainan manufacturing facility.

Gross Profit

Our gross profit for the three months ended March 31, 2013 was $.9 million, with a profit margin of 6.6%, a 5.9% decrease from 12.5% in the 2012 first quarter. The decrease in profit margin was primarily a consequence of an increase in our COGS as a result of increase in raw material costs, labor costs and depreciation of the new property.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended March 31, 2013, our SG&A expenses decreased by $0.2 million (or 8.9%) to $2.1 million, compared to $2.3 million in the 2012 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an decrease of $0.2 million in R&D expenses .

Interest Expense, net

For the three months ended March 31, 2013, interest expense increased by $85,487 (or 29.6%) to $374,556 compared to $288,669 in the 2012 period, primarily due to additional short-term and long-term loans, which increased by $6.9 million in the 2013 period.

Other Income, net

For the three months ended March 31, 2013, other income increased by $1.1 million (or 1,095.7%) to $1.0 million, compared to an expense of $0.1 million in the 2012 period. In the 2013 first quarter, we recognized $0.8million in subsidy income from PRC governmental agencies for developing technology and R&D projects compared to $0.3 million in the 2012 period.

Income Tax Expense

For the three months ended March 31, 2013, we recorded a tax provision of $0, compared to $78,943 in the 2012 period. Our effective tax rates for the 2013 and 2012 first quarters were 0% and 28.9%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries. This resulted in us providing a provision for income taxes in the 2012 first quarter, even though we incurred an overall net loss.

Net Loss

For the three months ended March 31, 2013, we suffered a net loss of $0.5 million, representing a decrease of $0.07 million or 11.6% from a net loss of $0.6 million during the 2012 period. The decrease in our net loss in the 2013 first quarter was mainly due to a decrease in revenue and increases in COGS and SG&A expenses, the impairment of intangible assets and the loss on the sale and write-off of assets, which was partially offset by an increase in other income, as explained above.

Liquidity and Capital Resources

At March 31, 2013, we had $4.4 million in cash and equivalents on hand, compared to $4.2 million at December 31, 2012. We had working capital of $6.4 million at March 31, 2013, compared to $6.3 million at December 31, 2012. The increase in working capital is not material. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the three months ended March 31, 2013, and 2012:

	2013	2012
Net cash provided by operating activities	$1,130,074	$1,063,030
Net cash used in investing activities	(519,340)	(1,176,067)
Net cash used in financing activities	(516,520)	(718,938)
Effect of exchange rate changes on cash and equivalents	27,994	22,196
Net (decrease) increase in cash and equivalents	122,208	(809,779)
Cash and equivalents at beginning of the period	4,233,183	2,831,808
Cash and equivalents at end of the period	$4,355,391	$2,022,029

Operating Activities

Net cash flows provided by operating activities during the three months ended March 31, 2013 was $1,130,074, an increase of $67,044, compared to $1,063,030 in the 2012 period. The increase in cash provided by operating activities during the 2013 first quarter was primarily attributable to a decrease in working capital components. The changes in working capital components that primarily contributed to the increase in cash flow used in operating activities for the 2013 first quarter was a decrease in accounts receivable of $1.5 million, and inventory of $1.1 million, offset by a decrease accounts payable of $2.0 million and other payables of $0.6 million.

Investing Activities

Net cash flows used in investing activities during the three months ended March 31, 2013 was $0.5 million, a decrease of $0.7 million, compared to $1.2 million in the 2012 period. During the 2012 period, we used $1.2 million for the acquisition of property and equipment. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery, which commenced in 2010. In the 2013 period there was cash provided by the issuance of notes receivable of $0.5 million, offset by cash used in construction in progress of $0.4 million and an increase in restricted cash of $0.8 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $0.5 million, a decrease of $0.2 million compared to the 2012 period. During the 2013 period, we decreased our net cash provided by financing activities by repaying $5.5 million of short-term loans, a decrease of $3.1 million from $8.6 million in the 2012 period, and decreasing our proceeds from our long-term loans from $1.1 million during the 2012 period to $0, a decrease of $1.1 million. The foregoing decrease in net cash provided by financing activities was partially offset by our decrease in proceeds from short-term loans to $4.9 million, a decrease of $1.8 million from $6.8 million in the 2012 period.

Assets

Our total assets as of March 31, 2013 were $76.4 million, a decrease of $1.1 million, compared to $77.5 million as of December 31, 2012. The decrease was primarily due to the decrease of advances to suppliers of $2.7 million and accounts receivable of $1.4 million, offset by an increase in inventory of $2.4 million. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities decreased by $0.8 million as of March 31, 2013, compared to December 31, 2012, principally due to a decrease in unearned revenue of $0.5 million, and short-term loan maturities decreasing by $0.4 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB 70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at March 31, 2013) on the loan.

The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility.

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

During the three months ended March 31, 2013, we paid $5.5 million of our short-term loans and borrowed an additional $4.9 million in short-term loans. The current outstanding short-term loans are due through June 2013. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” which limits the scope of ASU No. 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this standard did not have a material impact on our consolidated results of operations, financial condition, or liquidity.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of March 31, 2013, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

_______________
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

SHINER INTERNATIONAL, INC.

May 20, 2013	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

May 20, 2013	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)