Form 10-Q
period 2013-06-30
Shiner International, Inc.
filed 2013-08-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHINER INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Page(s)

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5 - 18

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and equivalents	$5,381,045	$4,233,183
Restricted cash	2,509,330	925,039
Accounts receivable, net of allowance for doubtful accounts of $997,763 and $850,123 at June 30, 2013 and December 31, 2012	10,088,042	7,807,846
Advances to suppliers	13,513,886	15,141,398
Notes receivable	58,653	542,802
Inventory, net	14,339,365	10,110,732
Prepaid expenses and other current assets	1,740,120	711,537

Total current assets	47,630,441	39,472,537

Property and equipment, net	30,349,348	30,689,391
Construction in progress	5,346,403	5,840,483
Advance for purchase of equipment	311,940	426,536
Intangible assets, net	1,080,556	1,069,988

TOTAL ASSETS	$84,718,688	$77,498,935

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$8,567,798	$6,808,524
Other payables	8,457,086	8,213,146
Unearned revenue	1,032,067	1,622,318
Accrued payroll	150,704	147,722
Short-term loans	19,488,630	16,404,115

Total current liabilities	37,696,285	33,195,825

Long-term loans	11,326,000	11,095,000
Total liabilities	49,022,285	44,290,825

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,452,437	5,745,728
Statutory reserve	3,414,514	3,414,514
Retained earnings	11,296,405	9,526,528
Total Shiner stockholders' equity	35,469,379	32,992,793

Noncontrolling interest	227,024	215,317
Total equity	35,696,403	33,208,110

TOTAL LIABILITIES AND EQUITY	$84,718,688	$77,498,935

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$21,143,516	$16,401,485	$34,987,045	$33,771,509
Cost of goods sold	16,127,248	15,913,476	29,057,338	31,112,559
Gross profit	5,016,268	488,009	5,929,707	2,658,950

Operating expenses:
Selling	769,904	577,500	1,435,329	1,232,031
General and administrative	1,497,585	1,386,968	2,928,678	3,033,445
Total operating expenses	2,267,489	1,964,468	4,364,007	4,265,476

Income (loss) from operations	2,748,779	(1,476,459)	1,565,700	(1,606,526)

Non-operating income (expense):
Other income (expense), net	378,889	294,712	1,386,329	193,529
Interest income	14,411	9,565	75,761	18,394
Interest expense	(512,850)	(323,196)	(887,006)	(611,865)
Exchange loss	(41,011)	(3,775)	(79,071)	(9,648)
Total non-operating income (expense)	(160,561)	(22,694)	496,013	(409,590)

Income (loss) before income tax	2,588,218	(1,499,153)	2,061,713	(2,016,116)
Income tax expense (benefit)	284,684	(63,222)	284,684	15,721

Net income (loss)	2,303,534	(1,435,931)	1,777,029	(2,031,837)

Net income (loss) attributed to noncontrolling
interest	7,137	(21,641)	7,152	(63,027)
Net income (loss) attributed to Shiner	$2,296,397	$(1,414,290)	$1,769,877	$(1,968,810)

Comprehensive income (loss):
Net income (loss)	$2,303,534	$(1,435,931)	$1,777,029	$(2,031,837)
Foreign currency translation gain	517,918	28,762	706,709	307,086

Comprehensive income (loss)	$2,821,452	$(1,407,169)	$2,483,738	$(1,724,751)

Weighted average shares outstanding:
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Income (loss) per share attributed to Shiner common
stockholders:
Basic	$0.08	$(0.05)	$0.06	$(0.07)
Diluted	$0.08	$(0.05)	$0.06	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,777,029	$(2,031,837)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,627,172	1,654,126
Amortization	11,594	118,214
Stock compensation expense	-	2,032
Change in working capital components:
Accounts receivable	(2,096,694)	280,177
Inventory	(3,978,392)	(2,276,621)
Advances to suppliers	1,923,549	(2,010,504)
Prepaid expenses and other current assets	(1,019,674)	475,505
Accounts payable	1,602,247	(1,942,069)
Unearned revenue	(617,857)	439,576
Other payables	76,624	(219,453)
Accrued payroll	(92)	(41,167)

Net cash used in operating activities	(694,494)	(5,552,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	122,255	-
Issuance of notes receivable	(54,690)	(23,764)
Proceeds from notes receivable	545,241	7,925
Payments for property and equipment	(48,258)	(1,675,316)
Increase in restricted cash	(1,549,556)	(156,619)

Net cash used in investing activities	(985,008)	(1,847,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(16,580,059)	(11,655,944)
Proceeds from short-term loans	19,295,912	18,572,677
Proceeds from long-term loans	-	1,061,206

Net cash provided by financing activities	2,715,853	7,977,939

Effect of exchange rate changes on cash and equivalents	111,511	25,348

NET INCREASE IN CASH AND EQUIVALENTS	1,147,862	603,492

CASH AND EQUIVALENTS, BEGINNING BALANCE	4,233,183	2,831,808

CASH AND EQUIVALENTS, ENDING BALANCE	$5,381,045	$3,435,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$757,239	$546,020

Income taxes paid	$-	$7,608

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013. The results for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc. and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo”.

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

The accompanying consolidated financial statements were prepared in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Noncontrolling Interest

On May 2, 2011, Shiner acquired 100% of the stock of Shimmer Sun Ltd. (“Shimmer Sun”) for $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was paid by September 30, 2011. The acquisition gave Shiner a 65% controlling

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with ASC Topic 830, “Foreign Currency Matters,” with the RMB as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and other comprehensive income (loss).

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

Advances to Suppliers

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

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

Inventory, net

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
		(audited)
Operating equipment	$26,478,484	$25,868,886
Vehicles	710,210	695,724
Office equipment	240,916	231,234
Buildings	12,630,628	12,183,492
	40,060,238	38,979,336
Less: accumulated depreciation	(9,710,890)	(8,289,945)
	$30,349,348	$30,689,391

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at June 30, 2013 and December 31, 2012 (audited) were $5.3 million and $5.8 million, respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2013 and December 31, 2012 (audited), respectively, RMB25.2 million ($4.1 million based on the exchange rate at June 30, 2013) and RMB26.675 million (or $4.2 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three and six months ended June 30, 2013, the Company amortized $116,546 and $232,364, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2013 and December 31, 2012 (audited), respectively, RMB12.1 million ($2.0 million based on the exchange rate at June 30, 2013) and RMB12.8 million (or $2.0 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into “Other income” over the useful life of the asset on the same basis used to depreciate the asset. For the three and six months ended June 30, 2013, the Company amortized $56,070 and $111,790, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of June 30, 2013) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2013 and December 31, 2012 (audited), the entire grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset. The Company has not begun amortizing the grant into “Other income.”

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2013 and December 31, 2012 (audited), respectively, there was no significant impairment of its long-lived assets.

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
JUNE 30, 2013 AND 2012 (Unaudited)

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

As of June 30, 2013 and December 31, 2012 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the three and six months ended June 30, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and six months ended June 30, 2013 were $921,262 and $1,575,906, respectively and $649,976 and $1,336,942 for the three and six months ended June 30, 2012, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of June 30, 2013.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 0 warrants outstanding as of June 30, 2013 with weighted-average exercise prices of $0.95 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$0.08	27,541,491	$(0.05)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$0.08	27,541,491	$(0.05)

	Six Months Ended June 30,
	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$0.06	27,541,491	$(0.07)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$0.06	27,541,491	$(0.07)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,452,437 and $5,745,728 at June 30, 2013 and December 31, 2012 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

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

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory.

Note 4 – Inventory, net

Inventory at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
		(audited)
Raw Material	$4,322,783	$4,264,823
Work in process	1,663,592	1,647,956
Finished goods	9,131,781	4,960,861
	15,118,156	10,873,640
Less: obsolescence reserve	(778,791)	(762,908)
Inventory, net	$14,339,365	$10,110,732

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
		(audited)
Other receivables	$1,683,128	$651,971
Prepaid expenses	56,992	59,566
	$1,740,120	$711,537

Note 6 - Intangible Assets, net

Intangible assets at June 30, 2013 and December 31, 2012 consisted of rights to use land as follows:

	June 30,	December 31,
	2013	2012
		(audited)
Right to use land	$1,186,431	$1,162,234
Less: accumulated amortization	(105,875)	(92,246)
Intangible assets, net	$1,080,556	$1,069,988

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
		(audited)
Special purpose fund for Shi Zi Ling workshop	$4,080,596	$4,227,988
Special purpose fund for structure and equipment	2,229,717	2,317,006
Special purpose fund for expansion and equipment	288,813	282,922
Taxes payable	892,556	652,751
Miscellaneous payables	965,404	732,479
	$8,457,086	$8,213,146

The $4,080,596, $2,229,717 and $288,813 payables at June 30, 2013 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Debt

Short-term loans at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
		(audited)

From March 16, 2012 to February 18, 2013, with interest of 8.53% at December 31, 2012. The loan was collateralized by equipment.	$-	$1,585,000

From June 19, 2012 to June 19, 2013, with interest of 8.20% at December 31, 2012. The loan was collateralized by equipment.	-	2,377,500

From June 8, 2012 to June 7, 2013, with interest of 7.26% at December 31, 2012. The loan was collateralized by equipment.	-	4,279,500

Various bank acceptance bills that were payable on various dates through June 10, 2013.	-	3,758,527

From December 21, 2012 to June 21, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	792,500

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	697,400

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	792,500

From November 27, 2012 to May 27, 2103, with various interest rates averaging 6.70%. The loan was collateralized by a letter of credit.	-	2,121,188

From April 23, 2013 to October 23, 2013, with interest of 6.16% at June 30, 2013. The loan is collateralized by a building and equipment.	2,427,000	-

From May 31, 2013 to May 31, 2014, with interest of 6.6% at June 30, 2013. The loan is collateralized by a building and equipment.	6,472,000	-

From June 28, 2013 to September 27, 2014, with interest of 2.276% at June 30, 2013. The loan is collateralized by a building and equipment.	285,038	-

From May 30, 2013 to August 29, 2014, with interest of 2.273% at June 30, 2013. The loan is collateralized by a building and equipment.	242,248	-

From April 25, 2013 to July 25, 2014, with interest of 1.376% at June 30, 2013. The loan is collateralized by a building and equipment.	283,540	-

From March 28, 2013 to September 19, 2013, with interest of 6.16% at June 30, 2013. The loan is collateralized by a building and equipment.	2,224,847	-

From June 1, 2013 to November 19, 2014, with interest of 6.16% at June 30, 2013. The loan is collateralized by a building and equipment.	1,621,802	-

From May 13, 2013 to November 11, 2014, with interest of 6.3% at June 30, 2013. The loan is collateralized by a building and equipment.	1,618,000	-

Various bank acceptance bills that are payable on various dates through December 27, 2013.	4,314,155	-

	$19,488,630	$16,404,115

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Long-term loans at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
		(audited)

From January 24, 2011 to January 24, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	$2,588,800	$2,536,000

From February 10, 2011 to February 10, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	2,912,400	2,853,000

From February 16, 2011 to February 16, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	2,346,100	2,298,250

From February 17, 2011 to February 17, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	1,278,220	1,252,150

From March 25, 2011 to March 25, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	436,860	427,950

From November 30, 2011 to November 30, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	161,800	158,500

From December 23, 2011 to December 23, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	517,760	507,200

From March 19, 2012 to January 18, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	1,084,060	1,061,950

	$11,326,000	$11,095,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Aggregate future maturities of long-term loans at June 30, 2013 are as follows:

Year ending December 31,
2013	$-
2014	-
2015	-
2016	-
Thereafter	11,326,000
$11,326,000

The weighted average interest rate on long-term loans is 6.60% ..

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

As of June 30, 2013, the Company drew down the entire RMB70 million credit facility.

Note 9 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2013:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2012	90,000	$0.95	$-
Granted	-
Canceled	-
Exercised	-
Outstanding at June 30, 2013	90,000	$0.95	$-
Exercisable at June 30, 2013	90,000	$0.95	$-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

The number and weighted average exercise prices of all options outstanding as of June 30, 2013, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2013	Price	(Years)

$0.80	60,000	$0.80	3.44
$1.25	30,000	$1.25	0.93
	90,000

The number and weighted average exercise prices of all options exercisable as of June 30, 2013, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2013	Price	(Years)

$0.80	60,000	$0.80	3.44
$1.25	30,000	$1.25	0.93
	90,000

Warrants

The following is a summary of the Company’s warrant activity for the three and six months ended June 30, 2013:

Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise Price	Contractual Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2012	521,664	$1.70	0.24
Granted	-
Canceled	-
Exercised	(521,664)	$1.70	-
Outstanding at June 30, 2013	-	$-	-
Exercisable at June 30, 2013	-	$-	-

Note 10 - Employee Welfare Plans

The expense for employee common welfare was $15,117 and $36,323 for the three and six months ended June 30, 2013, respectively and $40,302 and $42,805 for the three and six months ended June 30, 2012, respectively.

Note 11 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

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

The Company appropriated $0 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the three and six months ended June 30, 2013 and 2012, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the six months ended June 30, 2013 or 2012. One vendor provided 16% of the Company’s raw materials for the six months ended June 30, 2013, as compared to one vendor that provided 17% of the Company’s raw material purchases for the six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the Company owed these vendors $1,460,650 and $1,143,862, respectively.

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

Note 13 – Commitments and Contingencies

At June 30, 2013, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $827,466 (RMB5,114,131).

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues from unrelated entities
Tobacco film	$12,328,732	$10,596,958	$19,716,790	$20,634,999
Water-based latex	200,231	278,999	399,415	292,810
Coated film	5,362,957	3,774,754	8,881,846	7,892,170
Color printing	1,483,712	385,673	2,435,195	1,416,479
Advanced film	1,767,884	1,365,101	3,553,799	3,535,051
	$21,143,516	$16,401,485	$34,987,045	$33,771,509

Intersegment revenues
Tobacco film	$2,321,553	$4,516,389	$3,334,740	$9,767,474
Water-based latex	263	(119)	42,720	168,948
Coated film	1,019,630	1,581,823	1,502,205	3,735,720
Color printing	281,384	131,249	411,869	670,483
Advanced film	356,143	538,158	601,061	1,673,299
	$3,978,973	$6,767,500	$5,892,595	$16,015,924

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Total revenues
Tobacco film	$14,650,285	$15,113,347	$23,051,530	$30,402,473
Water-based latex	200,494	278,880	442,135	461,758
Coated film	6,382,587	5,356,577	10,384,051	11,627,890
Color printing	1,765,096	516,922	2,847,064	2,086,962
Advanced film	2,124,027	1,903,259	4,154,860	5,208,350
Less Intersegment revenues	(3,978,973)	(6,767,500)	(5,892,595)	(16,015,924)
	$21,143,516	$16,401,485	$34,987,045	$33,771,509

Income (loss) from operations
Tobacco film	$1,778,441	$(1,253,324)	$1,109,349	$(753,110)
Water-based latex	61,649	59,830	114,156	60,513
Coated film	783,847	(169,752)	437,650	(554,756)
Color printing	236,712	(146,548)	158,847	(269,932)
Advanced film	(86,864)	(7,624)	(194,490)	(65,042)
Holding Company	(25,006)	40,959	(59,812)	(24,199)
	$2,748,779	$(1,476,459)	$1,565,700	$(1,606,526)

Interest income
Tobacco film	$9,955	$6,137	$42,695	$11,239
Water-based latex	(18)	152	865	159
Coated film	3,638	2,206	19,233	4,299
Color printing	1,056	248	5,273	772
Advanced film	(220)	822	7,695	1,925
Holding Company	-	-	-	-
	$14,411	$9,565	$75,761	$18,394

Interest expense
Tobacco film	$309,454	$212,604	$535,143	$368,844
Water-based latex	3,218	3,622	5,566	3,837
Coated film	122,746	71,034	212,267	146,304
Color printing	24,835	10,245	42,948	29,601
Advanced film	51,960	25,021	89,856	61,933
Holding Company	637	670	1,226	1,346
	$512,850	$323,196	$887,006	$611,865

Income tax expense (benefit)
Tobacco film	$158,886	$(64,768)	$158,886	$9,274
Water-based latex	-	-	-	-
Coated film	89,848	(448)	89,848	4,453
Color printing	-	-	-	-
Advanced film	35,950	1,994	35,950	1,994
Holding Company	-	-	-	-
	$284,684	$(63,222)	$284,684	$15,721

Net income (loss)
Tobacco film	$1,535,841	$(1,219,285)	$1,183,621	$(974,336)
Water-based latex	58,411	56,361	109,454	56,836
Coated film	680,380	(160,873)	565,090	(631,283)
Color printing	212,933	(156,545)	121,172	(298,761)
Advanced film	(165,525)	25,763	(148,422)	(95,721)
Holding Company	(25,643)	40,289	(61,038)	(25,545)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

	$2,296,397	$(1,414,290)	$1,769,877	$(1,968,810)

Provision for depreciation
Tobacco film	$472,691	$631,228	$977,146	$992,620
Water-based latex	9,623	10,716	19,943	21,446
Coated film	187,495	219,625	387,590	393,727
Color printing	37,936	34,892	78,421	79,662
Advanced film	79,369	81,292	164,072	166,671
Holding Company	-	-	-	-
	$787,114	$977,753	$1,627,172	$1,654,126

	As of	As of
	June 30,	December 31,
	2013	2012
Total assets		(audited)
Tobacco film	$44,175,606	$34,457,224
Water-based latex	657,568	961,826
Coated film	17,522,471	16,599,954
Color printing	3,545,306	4,268,660
Advanced film	7,417,519	8,140,512
Holding Company	11,400,218	13,070,759
	$84,718,688	$77,498,935

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2013	2012	2013	2012

Chinese Main Land	$18,233,133	$13,569,643	$28,918,159	$27,947,584
Asia (outside Mainland China)	1,457,552	1,282,973	2,976,198	2,455,536
Australia	813,377	997,009	1,856,941	1,920,232
North America	482,795	374,903	794,045	632,842
Middle East	51,494	99,183	159,154	419,020
Europe	73,382	77,774	184,173	338,108
Africa	-	-	-	33,841
South America	31,783	-	98,375	24,346
	$21,143,516	$16,401,485	$34,987,045	$33,771,509

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, “Risk Factors” included in the Company annual report on Form 10-K filed on March 29, 2013.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

  “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd ., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” and (ix) Ningbo Neisuoer Latex Co., Ltd., or "Ningbo".
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
  “China,” “Chinese” and “PRC” are to the People’s Republic of China; and

Overview

We were incorporated in Nevada in November 2003, but since July 2007, have been headquartered in Hainan, China. Through our operating subsidiaries, Hainan Shiner, Shiny-Day, Hainan Modern, Zhuhai Modern, Shimmer Sun, and Ningbo we manufacture and sell packaging and anti-counterfeit plastic film to manufacturers and producers in China. We sell anti-counterfeit film, coated film, and color printing, in international markets through a network of distributors and converters.

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

The table below shows the percentage of revenue by each of our business segments for the three and six months ended June 30, 2013, and 2012:

	Percent of Revenue		Percent of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

BOPP tobacco film	58.3%	64.6%	56.3%	61.1%
Water-based latex	0.9%	1.7%	1.1%	0.9%
Coated film	25.4%	23.0%	25.4%	23.4%
Color printing	7.0%	2.4%	7.0%	4.2%
Advanced film	8.4%	8.3%	10.2%	10.4%
	100.0%	100.0%	100.0%	100.0%

We have 27 patents issued by the State Intellectual Property Office of China and have 75 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended June 30, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,		$	%
	2013	2012	Change	Change
Revenues	$21,143,516	$16,401,485	$4,742,031	28.9%
Cost of goods sold	16,127,248	15,913,476	213,772	1.3%
Gross profit	5,016,268	488,009	4,528,259	927.9%
Selling, general and administrative expenses	2,267,489	1,964,468	303,021	15.4%
Interest expense, net of interest income	498,439	313,631	184,808	58.9%
Other income (expense), net	378,889	294,712	84,177	28.6%
Exchange (loss)	(41,011)	(3,775)	(37,236)	986.4%
Income tax expense (benefit)	284,684	(63,222)	347,906	550.3%
Net income (loss) attributed to noncontrolling interest	7,137	(21,641)	28,778	133.0%
Net income (loss) attributed to Shiner	$2,296,397	$(1,414,290)	$3,710,687	262.4%

Revenues

Revenues for the three months ended June 30, 2013 increased $4.7 million (or 28.9%), to $21.1 million, compared to $16.4 million in the 2012 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, color printing and advanced film, which, was partially offset by a decrease in revenues generated from the sale of water-based latex. In the second quarter of 2013, revenue from advanced film increased $0.4 million (or 29.5%) to $1.8 million, up from $1.4 million; revenue from BOPP tobacco increased $1.7 million (or 16.3%) to $12.3 million, up from $10.6 million; revenue from coated film increased $1.6 million (or 42.1%) to $5.4 million, from $3.8 million, revenue from color printing increased $1.1 million (or 284.7%) to $1.5 million, from $0.4 million; and revenue from water-based latex decreased $78,768 (or 28.8%) to $0.2 million, from $0.3 million, as compared to the 2012 period. In the second quarter of 2013, our domestic sales (in mainland China) increased as a percentage of total sales, from 82.7% in the second quarter of 2012, to 86.2% in the second quarter of 2013.

Cost of Goods Sold

For the three months ended June 30, 2013, cost of goods sold (“COGS”) increased $0.2 million (or 1.3%), from $15.9 million in the 2012 period, to $16.1 million. COGS for the second quarters of 2013 and 2012 were 76.3% and 97.0% of our revenues, respectively. The decrease in COGS as a percentage of revenues was primarily caused by improved utilization of equipment and higher material utilization.

Gross Profit

Our gross profit for the three months ended June 30, 2013 was $5.0 million, with a profit margin of 23.7%, a 20.7% increase from 3.0% in the second quarter of 2012. The increase in profit margin was primarily a consequence of increased sales revenue resulting from an increase in unit price and the improved utilization of equipment and material that lowered our cost of goods sold.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended June 30, 2013, our SG&A expenses increased by $0.3 million (or 15.4%) to $2.3 million, compared to $2.0 million in the 2012 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase of $0.3 million R&D expenses.

Interest Expense, net

For the three months ended June 30, 2013, interest expense, net increased by $184,808 (or 58.9%) to $498,439 compared to $313,631 in the 2012 period, primarily due to additional short-term and long-term loans.

Other Income, net

For the three months ended June 30, 2013, there was other income of $378,889, representing an increase of $84,177 (or 28.6%), compared to $294,712 for the same period in 2012. In the second quarter of 2013 and 2012, we recognized approximately $0.3 million in subsidy income from PRC governmental agencies for developing technology and R&D projects. In addition, in the second quarter of 2013, we also recognized approximately $85,000 in other non-operating income.

Income Tax Expense (benefit)

For the three months ended June 30, 2013, we recorded a tax provision of $284,684, compared to a tax benefit of $63,222 in the 2012 period. Our effective tax rates for the second quarters of 2013 and 2012 were 11.0% and 4.2%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income (Loss)

For the three months ended June 30, 2013, we generated net income of $2.3 million, representing an increase of $3.7 million (or 262.4%) from a net loss of $1.4 million during the 2012 period. The change in net income (loss) was principally due to an increase in revenue and increases in our gross margins, as explained above.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,		$	%
	2013	2012	Change	Change
Revenues	$34,987,045	$33,771,509	$1,215,536	3.6%
Cost of goods sold	29,057,338	31,112,559	(2,055,221)	-6.6%
Gross profit	5,929,707	2,658,950	3,270,757	123.0%
Selling, general and administrative expenses	4,364,007	4,265,476	98,531	2.3%
Interest expense, net of interest income	811,245	593,471	217,774	36.7%
Other income (expense), net	1,386,329	193,529	1,192,800	616.3%
Exchange (loss)	(79,071)	(9,648)	(69,423)	719.6%
Income tax expense	284,684	15,721	268,963	1710.9%
Net income (loss) attributed to noncontrolling interest	7,152	(63,027)	70,179	111.3%
Net income (loss) attributed to Shiner	$1,769,877	$(1,968,810)	$3,738,687	189.9%

Revenues

Revenues for the six months ended June 30, 2013 increased $1.2 million (or 3.6%), to $35.0 million, compared to $33.8 million in the 2012 period. The increase was primarily attributable to increased revenues generated from the sale of coated film, color printing, advanced film and water-based latex which, was partially offset by a decrease in the sale of BOPP tobacco. In the six months ended June 30, 2013 revenue from advanced film increased $18,748 (or 0.5%) to $3.6 million; revenue from water-based latex increased $0.1 million (or 36.4%) to $0.4 million, from $0.3 million; revenue from coated film increased $1.0 million (or 12.5%) to $8.9 million, from $7.9 million, revenue from color printing increased $1.0 million (or 71.9%) to $2.4 million, from $1.4 million, and revenue from BOPP tobacco decreased $0.9 million (or 4.4%) to $19.7 million, down from $20.6 million. In the six months ended June 30, 2013 the percentage of revenue from domestic and international sales did not change significantly from the percentages in 2012. In the six months ended June 30 of 2013 and 2012, sales generated domestically accounted for 82.7% and 82.8%, respectively.

Cost of Goods Sold

For the six months ended June 30, 2013, COGS decreased $2.1 million (or 6.6%), from $31.1 million in the 2012 period, to $29.1 million. COGS for the six months ended June 30, 2013 and 2012 was 83.1% and 92.1% of our revenues, respectively. The decrease in COGS as a percentage of revenues was primarily caused by improved utilization of equipment and higher material utilization.

Gross Profit

Our gross profit for the six months ended June 30, 2013 was $5.9 million, with a profit margin of 16.9%, a 9.1% increase from 7.9% for the six months ended June 30, 2012. The increase in profit margin was primarily a consequence of increased sales revenue resulting from an increase in unit price and the improved utilization of equipment and material that lowered our cost of goods sold.

Selling, General and Administrative (“SG&A”) Expenses

For the six months ended June 30, 2013, our SG&A expenses increased by $98,531 (or 2.3%) to $4.4 million, compared to $4.3 million in the 2012 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was not significant.

Interest Expense, net

For the six months ended June 30, 2013, interest expense, net increased by $217,774 (or 36.7%) to $811,245 compared to $593,471 in the 2012 period, primarily due to additional short-term and long-term loans.

Other Income, net

For the six months ended June 30, 2013, other income increased by $1.2 million (or 616%) to $1.4 million, compared to $0.2 in the 2012 period. For the six months ended June 30, 2013 we recognized $1.1 million in subsidy income from PRC governmental agencies for developing technology and R&D projects compared to $0.2 million in the 2012 period.

Income Tax Expense

For the six months ended June 30, 2013, we recorded a tax provision of $284,684, compared to $15,721 in the 2012 period. Our effective tax rates for the six months ended June 30 2013 and 2012 were 13.8% and (.08)%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries. This resulted in us providing a provision for income taxes in the six months ended June 30, 2012 even though we incurred an overall net loss.

Net Income (Loss)

For the six months ended June 30, 2013, we incurred a net income of $1.8 million, representing an increase of $3.7 million or 189.9% from a net loss of $2.0 million during the 2012 period. The change in net income (loss) was principally due to an increase in revenue and increases in our gross margins, as explained above.

Liquidity and Capital Resources

At June 30, 2013, we had $5.4 million in cash and equivalents on hand, compared to $4.2 million at December 31, 2012. We had working capital of $9.9 million at June 30, 2013, compared to $6.3 million at December 31, 2012. The increase in working capital is attributed to the net income generated during the first half of 2013. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the six months ended June 30, 2013, and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(694,494)	$(5,552,021)
Net cash used in investing activities	(985,008)	(1,847,774)
Net cash provided by financing activities	2,715,853	7,977,939
Effect of exchange rate changes on cash and equivalents	111,511	25,348
Net increase in cash and equivalents	1,147,862	603,492
Cash and equivalents at beginning of period	4,233,183	2,831,808
Cash and equivalents at end of period	$5,381,045	$3,435,300

Operating Activities

Net cash flows used in operating activities during the six months ended June 30, 2013 was $0.7 million, a decrease of $4.9, compared to $5.6 million in the 2012 period. The decrease in cash used in operating activities during the six months ended June 30, 2013 was primarily attributable to our generating net income during the six months ended June 30, 2013 compared to a net loss during the same period in 2012.

Investing Activities

Net cash flows used in investing activities during the six months ended June 30, 2013 was $1.0 million, a decrease of $0.9 million, compared to $1.9 million in the 2012 period. During 2012, we used $1.6 million for the acquisition of property and equipment, compared to $48,258 in 2013. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery. In the 2013 period there was cash provided from the repayment of notes receivable of $0.5 million, offset by an increase in restricted cash of $1.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $2.7 million, a decrease of $5.3 million compared to the 2012 period. During the 2013 period, we decreased our net cash provided by financing activities by repaying $16.6 million of short-term loans, an increase of $4.9 million from $11.7 million in the 2012 period, and increased our proceeds from our loans from $18.6 million during the 2012 period to $19.3 in 2013.

Assets

Our total assets as of June 30, 2013 were $84.7 million, an increase of $7.2 million, compared to $77.5 million as of December 31, 2012. The increase was primarily due to the increase of cash of $1.1 million, restricted cash of $1.6 million, accounts receivable of $2.3 million and inventory of $4.2 million, offset by a decrease in advances to suppliers of $1.6 million. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $4.5 million as of June 30, 2013, compared to December 31, 2012, principally due to an increase in accounts payable of $1.8 million and short-term loans of $3.1 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at June 30, 2013) on the loan.

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

During the six months ended June 30, 2013, we paid $16.6 million of our short-term loans and borrowed an additional $19.3 million in short-term loans. The current outstanding short-term loans are due through June 2014. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

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

Inventory, Net

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

Seasonality of Our Sales

The first quarter of the calendar year is typically the slowest season of the year for us due to the Chinese New Year holiday. During this period, accounts receivable collection tends to be very slow and we also need to purchase raw materials to prepare for upcoming busier seasons.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of June 30, 2013, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30 of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

_______________________
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

SHINER INTERNATIONAL, INC.

August 14, 2013	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)