Form 10-Q/A
period 2013-06-30
Shiner International, Inc.
filed 2013-08-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Shiner International, Inc. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2013. The Amendment is being filed to correct an error in classifying the sale of patent/license for RMB 20 million ($3.2 million) as other income instead of sales revenue as previously reported. The Consolidated Statement of Operations and Other Comprehensive Income (Loss) in this 10-Q/A has been amended to reflect the proper classification. The reclassification resulted in a decrease in Revenue from sales for the six months ended June 30, 2013 by the same amount, and a corresponding increase in Other income. The reclassification has no effect on the net income reported for the three and six months ended June 30, 2013, or on the Consolidated Statement of Cash Flows or the Consolidated Balance Sheet for the period. Corresponding changes have been made to the "Results of Operations" section under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Amendment.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$17,950,297	$16,401,485	$31,793,826	$33,771,509
Cost of goods sold	16,127,248	15,913,476	29,057,338	31,112,559
Gross profit	1,823,049	488,009	2,736,488	2,658,950

Operating expenses:
Selling	769,904	577,500	1,435,329	1,232,031
General and administrative	1,497,585	1,386,968	2,928,678	3,033,445
Total operating expenses	2,267,489	1,964,468	4,364,007	4,265,476

Loss from operations	(444, 440)	(1,476,459)	(1,627,519)	(1,606,526)

Non-operating income (expense):
Other income (expense), net	3,572,108	294,712	4,579,548	193,529
Interest income	14,411	9,565	75,761	18,394
Interest expense	(512,850)	(323,196)	(887,006)	(611,865)
Exchange loss	(41,011)	(3,775)	(79,071)	(9,648)
Total non-operating income (expense)	3,032,658	(22,694)	3,689,232	(409,590)

Income (loss) before income tax	2,588,218	(1,499,153)	2,061,713	(2,016,116)
Income tax expense (benefit)	284,684	(63,222)	284,684	15,721

Net income (loss)	2,303,534	(1,435,931)	1,777,029	(2,031,837)

Net income (loss) attributed to noncontrolling
interest	7,137	(21,641)	7,152	(63,027)
Net income (loss) attributed to Shiner	$2,296,397	$(1,414,290)	$1,769,877	$(1,968,810)

Comprehensive income (loss):
Net income (loss)	$2,303,534	$(1,435,931)	$1,777,029	$(2,031,837)
Foreign currency translation gain	517,918	28,762	706,709	307,086

Comprehensive income (loss)	$2,821,452	$(1,407,169)	$2,483,738	$(1,724,751)

Weighted average shares outstanding:
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Income (loss) per share attributed to Shiner common
stockholders:
Basic	$0.08	$(0.05)	$0.06	$(0.07)
Diluted	$0.08	$(0.05)	$0.06	$(0.07)

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

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues from unrelated entities
Tobacco film	$10,121,060	$10,596,958	$17,509,118	$20,634,999
Water-based latex	200,231	278,999	399,415	292,810
Coated film	4,684,105	3,774,754	8,202,994	7,892,170
Color printing	1,211,045	385,673	2,162,528	1,416,479
Advanced film	1,733,856	1,365,101	3,519,771	3,535,051
	$17,950,297	$16,401,485	$31,793,826	$33,771,509

Intersegment revenues
Tobacco film	$2,321,553	$4,516,389	$3,334,740	$9,767,474
Water-based latex	263	(119)	42,720	168,948
Coated film	1,019,630	1,581,823	1,502,205	3,735,720
Color printing	281,384	131,249	411,869	670,483
Advanced film	356,143	538,158	601,061	1,673,299
	$3,978,973	$6,767,500	$5,892,595	$16,015,924

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Total revenues
Tobacco film	$12,442,613	$15,113,347	$20,843,858	$30,402,473
Water-based latex	200,494	278,880	442,135	461,758
Coated film	5,703,735	5,356,577	9,705,199	11,627,890
Color printing	1,492,429	516,922	2,574,397	2,086,962
Advanced film	2,089,999	1,903,259	4,120,832	5,208,350
Less Intersegment revenues	(3,978,973)	(6,767,500)	(5,892,595)	(16,015,924)
	$17,950,297	$16,401,485	$31,793,826	$33,771,509

Income (loss) from operations
Tobacco film	$(373,976)	$(1,253,324)	$(1,043,068)	$(753,110)
Water-based latex	56,713	59,830	109,220	60,513
Coated film	87,154	(169,752)	(259,043)	(554,756)
Color printing	(29,130)	(146,548)	(106,995)	(269,932)
Advanced film	(160,195)	(7,624)	(267,821)	(65,042)
Holding Company	(25,006)	40,959	(59,812)	(24,199)
	$2,748,779	$(1,476,459)	$(1,627,519)	$(1,606,526)

Interest income
Tobacco film	$8,982	$6,137	$41,722	$11,239
Water-based latex	69	152	952	159
Coated film	3,952	2,206	19,547	4,299
Color printing	936	248	5,153	772
Advanced film	472	822	8,387	1,925
Holding Company	-	-	-	-
	$14,411	$9,565	$75,761	$18,394

Interest expense
Tobacco film	$309,454	$212,604	$535,143	$368,844
Water-based latex	3,218	3,622	5,566	3,837
Coated film	122,746	71,034	212,267	146,304
Color printing	24,835	10,245	42,948	29,601
Advanced film	51,960	25,021	89,856	61,933
Holding Company	637	670	1,226	1,346
	$512,850	$323,196	$887,006	$611,865

Income tax expense (benefit)
Tobacco film	$158,886	$(64,768)	$158,886	$9,274
Water-based latex	-	-	-	-
Coated film	89,848	(448)	89,848	4,453
Color printing	-	-	-	-
Advanced film	35,950	1,994	35,950	1,994
Holding Company	-	-	-	-
	$284,684	$(63,222)	$284,684	$15,721

Net income (loss)
Tobacco film	$1,102,448	$(1,219,285)	$750,228	$(974,336)
Water-based latex	53,562	56,361	104,605	56,836
Coated film	1,008,392	(160,873)	893,102	(631,283)
Color printing	(53,029)	(156,545)	(144, 790)	(298,761)
Advanced film	210,667	25,763	227,770	(95,721)
Holding Company	(25,643)	40,289	(61,038)	(25,545)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

	$2,296,397	$(1,414,290)	$1,769,877	$(1,968,810)

Provision for depreciation
Tobacco film	$472,691	$631,228	$977,146	$992,620
Water-based latex	9,623	10,716	19,943	21,446
Coated film	187,495	219,625	387,590	393,727
Color printing	37,936	34,892	78,421	79,662
Advanced film	79,369	81,292	164,072	166,671
Holding Company	-	-	-	-
	$787,114	$977,753	$1,627,172	$1,654,126

	As of	As of
	June 30,	December 31,
	2013	2012
Total assets		(audited)
Tobacco film	$44,175,606	$34,457,224
Water-based latex	657,568	961,826
Coated film	17,522,471	16,599,954
Color printing	3,545,306	4,268,660
Advanced film	7,417,519	8,140,512
Holding Company	11,400,218	13,070,759
	$84,718,688	$77,498,935

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2013	2012	2013	2012

Chinese Main Land	$15,039,914	$13,569,643	$25,724,940	$27,947,584
Asia (outside Mainland China)	1,457,552	1,282,973	2,976,198	2,455,536
Australia	813,377	997,009	1,856,941	1,920,232
North America	482,795	374,903	794,045	632,842
Middle East	51,494	99,183	159,154	419,020
Europe	73,382	77,774	184,173	338,108
Africa	-	-	-	33,841
South America	31,783	-	98,375	24,346
	$17,950,297	$16,401,485	$31,793,826	$33,771,509

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

The table below shows the percentage of revenue by each of our business segments for the three and six months ended June 30, 2013, and 2012:

	Percent of Revenue		Percent of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

BOPP tobacco film	56.4%	64.6%	55.0%	61.1%
Water-based latex	1.1%	1.7%	1.3%	0.9%
Coated film	26.1%	23.0%	25.8%	23.4%
Color printing	6.7%	2.4%	6.8%	4.2%
Advanced film	9.7%	8.3%	11.1%	10.4%
	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,		$	%
	2013	2012	Change	Change
Revenues	$17,950,297	$16,401,485	$1,548,812	9.4%
Cost of goods sold	16,127,248	15,913,476	213,772	1.3%
Gross profit	1,823,049	488,009	1,335,040	273.6%
Selling, general and administrative expenses	2,267,489	1,964,468	303,021	15.4%
Interest expense, net of interest income	498,439	313,631	184,808	58.9%
Other income, net	3,572,108	294,712	3,277,396	1,112.1%
Exchange (loss)	(41,011)	(3,775)	(37,236)	986.4%
Income tax expense (benefit)	284,684	(63,222)	347,906	550.3%
Net income (loss) attributed to noncontrolling interest	7,137	(21,641)	28,778	133.0%
Net income attributed to Shiner	$2,296,397	$(1,414,290)	$3,710,687	262.4%

Revenues

Revenues for the three months ended June 30, 2013 increased $1.5 million (or 9.4%), to $17.9 million, compared to $16.4 million in the 2012 period. The increase was primarily attributable to increased revenues generated from the sale of coated film, color printing and advanced film, which, was partially offset by a decrease in revenues generated from the sale of BOPP tobacco and water-based latex. In the second quarter of 2013, revenue from advanced film increased $0.37 million (or 27.0%) to $1.7 million, up from $1.4 million; revenue from coated film increased $0.9 million (or 24.1%) to $4.7 million, from $3.8 million, revenue from color printing increased $0.8 million (or 214.0%) to $1.2 million, from $0.4 million; revenue from BOPP tobacco decreased $0.5 million (or 4.5%) to $10.1 million, down from $10.6 million and revenue from water-based latex decreased $78,768 (or 28.2%) to $0.2 million, from $0.3 million, as compared to the 2012 period. In the second quarter of 2013, our domestic sales (in mainland China) increased as a percentage of total sales, from 82.7% in the second quarter of 2012, to 83.8% in the second quarter of 2013.

Cost of Goods Sold

For the three months ended June 30, 2013, cost of goods sold (“COGS”) increased $0.2 million (or 1.3%), from $15.9 million in the 2012 period, to $16.1 million. COGS for the second quarters of 2013 and 2012 were 89.8% and 97.0% of our revenues, respectively. The decrease in COGS as a percentage of revenues was primarily caused by improved utilization of equipment and higher material utilization.

Gross Profit

Our gross profit for the three months ended June 30, 2013 was $1.8 million, with a profit margin of 10.2%, a 7.2% increase from 3.0% in the second quarter of 2012. The increase in profit margin was primarily a consequence of increased sales revenue resulting from an increase in unit price and the improved utilization of equipment and material that lowered our cost of goods sold.

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

Other Income, net

For the three months ended June 30, 2013, there was other income of $3.6 million, representing an increase of $3.3 million (or 1,112.1%), compared to $294,712 for the same period in 2012. In the second quarter of 2013 and 2012, we recognized approximately $0.3 million in subsidy income from PRC governmental agencies for developing technology and R&D projects. In addition, in the second quarter of 2013, we also recognized approximately $3.2 million as a gain from the sale of a patent.

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

Comparison of Six Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,		$	%
	2013	2012	Change	Change
Revenues	$31,793,826	$33,771,509	$(1, 977,683)	-5.9%
Cost of goods sold	29,057,338	31,112,559	(2,055,221)	-6.6%
Gross profit	2,736,488	2,658,950	77,538	2.9%
Selling, general and administrative expenses	4,364,007	4,265,476	98,531	2.3%
Interest expense, net of interest income	811,245	593,471	217,774	36.7%
Other income, net	4,579,548	193,529	4,386,019	2,266.3%
Exchange (loss)	(79,071)	(9,648)	(69,423)	719.6%
Income tax expense	284,684	15,721	268,963	1710.9%
Net income (loss) attributed to noncontrolling interest	7,152	(63,027)	70,179	111.3%
Net income (loss) attributed to Shiner	$1,769,877	$(1,968,810)	$3,738,687	189.9%

Revenues

Revenues for the six months ended June 30, 2013 decreased $2.0 million (or 5.9%), to $31.8 million, compared to $33.8 million in the 2012 period. The decrease was primarily attributable to decreased revenues generated from the sale of BOPP tobacco and advanced film which was partially offset by an increase in coated film, color printing, and water-based latex. In the six months ended June 30, 2013 revenue from BOPP tobacco decreased $3.1 million (or 15.1%) to $17.5 million, down from $20.6 million; revenue from advanced film decreased $15,280 (or 0.4%) to $3.5 million; revenue from water-based latex increased $0.1 million (or 36.4%) to $0.4 million from $0.3 million; revenue from coated film increased $0.3 million (or 3.9%) to $8.2 million, from $7.9 million, and revenue from color printing increased $0.7 million (or 52.7%) to $2.2 million, from $1.4 million. In the six months ended June 30, 2013 the percentage of revenue from domestic and international sales did not change significantly from the percentages in 2012. In the six months ended June 30 of 2013 and 2012, sales generated domestically accounted for 80.9% and 82.8%, respectively.

Cost of Goods Sold

For the six months ended June 30, 2013, COGS decreased $2.1 million (or 6.6%), from $31.1 million in the 2012 period, to $29.1 million. COGS for the six months ended June 30, 2013 and 2012 was 91.4% and 92.1% of our revenues, respectively. The decrease in COGS as a percentage of revenues was not significant.

Gross Profit

Our gross profit for the six months ended June 30, 2013 was $2.7 million, with a profit margin of 8.6%, a .07% increase from 7.9% for the six months ended June 30, 2012. The increase in profit margin was primarily a consequence of increased sales revenue resulting from an increase in unit price and the improved utilization of equipment and material that lowered our cost of goods sold.

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

Other Income, net

For the six months ended June 30, 2013, other income increased by $4.4 million (or 2,266.3%) to $4.6 million, compared to $0.2 in the 2012 period. For the six months ended June 30, 2013 we recognized $1.1 million in subsidy income from PRC governmental agencies for developing technology and R&D projects compared to $0.2 million in the 2012 period and recognized approximately $3.2 million as a gain from the sale of a patent in 2013.

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

SHINER INTERNATIONAL, INC.

August 15, 2013	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2013	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)