Form 10-Q/A
period 2013-06-30
Shiner International, Inc.
filed 2013-08-16
CIK 1369774

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q (the “Amendment”) amends the amended Quarterly Report on Form 10-Q of Shiner International, Inc. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 15, 2013. The Amendment is being filed to submit Exhibit 101 (XBRL interactive data).

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

Total revenues
Tobacco film	$12,442,613	$15,113,347	$20,843,858	$30,402,473
Water-based latex	200,494	278,880	442,135	461,758
Coated film	5,703,735	5,356,577	9,705,199	11,627,890
Color printing	1,492,429	516,922	2,574,397	2,086,962
Advanced film	2,089,999	1,903,259	4,120,832	5,208,350
Less Intersegment revenues	(3,978,973)	(6,767,500)	(5,892,595)	(16,015,924)
	$17,950,297	$16,401,485	$31,793,826	$33,771,509

Income (loss) from operations
Tobacco film	$(373,976)	$(1,253,324)	$(1,043,068)	$(753,110)
Water-based latex	56,713	59,830	109,220	60,513
Coated film	87,154	(169,752)	(259,043)	(554,756)
Color printing	(29,130)	(146,548)	(106,995)	(269,932)
Advanced film	(160,195)	(7,624)	(267,821)	(65,042)
Holding Company	(25,006)	40,959	(59,812)	(24,199)
	$(444,440)	$(1,476,459)	$(1,627,519)	$(1,606,526)

Interest income
Tobacco film	$8,982	$6,137	$41,722	$11,239
Water-based latex	69	152	952	159
Coated film	3,952	2,206	19,547	4,299
Color printing	936	248	5,153	772
Advanced film	472	822	8,387	1,925
Holding Company	-	-	-	-
	$14,411	$9,565	$75,761	$18,394

Interest expense
Tobacco film	$309,454	$212,604	$535,143	$368,844
Water-based latex	3,218	3,622	5,566	3,837
Coated film	122,746	71,034	212,267	146,304
Color printing	24,835	10,245	42,948	29,601
Advanced film	51,960	25,021	89,856	61,933
Holding Company	637	670	1,226	1,346
	$512,850	$323,196	$887,006	$611,865

Income tax expense (benefit)
Tobacco film	$158,886	$(64,768)	$158,886	$9,274
Water-based latex	-	-	-	-
Coated film	89,848	(448)	89,848	4,453
Color printing	-	-	-	-
Advanced film	35,950	1,994	35,950	1,994
Holding Company	-	-	-	-
	$284,684	$(63,222)	$284,684	$15,721

Net income (loss)
Tobacco film	$1,102,448	$(1,219,285)	$750,228	$(974,336)
Water-based latex	53,562	56,361	104,605	56,836
Coated film	1,008,392	(160,873)	893,102	(631,283)
Color printing	(53,029)	(156,545)	(144, 790)	(298,761)
Advanced film	210,667	25,763	227,770	(95,721)
Holding Company	(25,643)	40,289	(61,038)	(25,545)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (Unaudited)

	$2,296,397	$(1,414,290)	$1,769,877	$(1,968,810)

Provision for depreciation
Tobacco film	$472,691	$631,228	$977,146	$992,620
Water-based latex	9,623	10,716	19,943	21,446
Coated film	187,495	219,625	387,590	393,727
Color printing	37,936	34,892	78,421	79,662
Advanced film	79,369	81,292	164,072	166,671
Holding Company	-	-	-	-
	$787,114	$977,753	$1,627,172	$1,654,126

	As of	As of
	June 30,	December 31,
	2013	2012
Total assets		(audited)
Tobacco film	$44,175,606	$34,457,224
Water-based latex	657,568	961,826
Coated film	17,522,471	16,599,954
Color printing	3,545,306	4,268,660
Advanced film	7,417,519	8,140,512
Holding Company	11,400,218	13,070,759
	$84,718,688	$77,498,935

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2013	2012	2013	2012

Chinese Main Land	$15,039,914	$13,569,643	$25,724,940	$27,947,584
Asia (outside Mainland China)	1,457,552	1,282,973	2,976,198	2,455,536
Australia	813,377	997,009	1,856,941	1,920,232
North America	482,795	374,903	794,045	632,842
Middle East	51,494	99,183	159,154	419,020
Europe	73,382	77,774	184,173	338,108
Africa	-	-	-	33,841
South America	31,783	-	98,375	24,346
	$17,950,297	$16,401,485	$31,793,826	$33,771,509

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