Form 10-Q
period 2013-09-30
Shiner International, Inc.
filed 2013-11-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHINER INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Other Comprehensive Loss	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-18

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and equivalents	$8,002,243	$4,233,183
Restricted cash	2,051,900	925,039
Accounts receivable, net of allowance for doubtful accounts of $881,557 and $850,123 at September 30, 2013 and December 31, 2012	9,038,384	7,807,846
Other receivables	2,431,370	651,971
Advances to suppliers	15,622,158	15,141,398
Notes receivable	1,172,527	542,802
Inventory, net	11,962,480	10,110,732
Prepaid expenses and other current assets	199,572	59,566

Total current assets	50,480,634	39,472,537

Property and equipment, net	28,798,338	30,689,391
Construction in progress	6,073,707	5,840,483
Advance for purchase of equipment	296,698	426,536
Intangible assets, net	1,081,344	1,069,988

TOTAL ASSETS	$86,730,721	$77,498,935

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$11,780,321	$6,808,524
Other payables	8,976,409	8,213,146
Unearned revenue	1,981,747	1,622,318
Accrued payroll	116,624	147,722
Short-term loans	21,462,173	16,404,115

Total current liabilities	44,317,274	33,195,825

Long-term loans	9,930,800	11,095,000

Total liabilities	54,248,074	44,290,825

Commitments and contingencies

EQUITY:

Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,624,722	5,745,728
Statutory reserve	3,414,514	3,414,514
Retained earnings	7,900,315	9,526,528

Total Shiner stockholders' equity	32,245,574	32,992,793

Noncontrolling interest	237,073	215,317

Total equity	32,482,647	33,208,110

TOTAL LIABILITIES AND EQUITY	$86,730,721	$77,498,935

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$24,155,629	$16,706,608	$55,949,455	$50,478,117
Cost of goods sold	22,433,178	15,257,456	51,490,516	46,370,015
Gross profit	1,722,451	1,449,152	4,458,939	4,108,102
Operating expenses:
Selling	511,134	619,959	1,946,463	1,851,990
General and administrative	2,811,940	1,899,924	5,740,618	4,933,369
Loss on sale and write off of assets	-	2,106,379	-	2,106,379
Total operating expenses	3,323,074	4,626,262	7,687,081	8,891,738

Loss from operations	(1,600,623)	(3,177,110)	(3,228,142)	(4,783,636)
Non-operating income (expense):
Other income (expense), net	(1,224,348)	86,140	3,355,200	279,669
Interest income	64,849	16,842	140,610	35,236
Interest expense	(356,454)	(470,722)	(1,243,460)	(1,082,587)
Exchange loss	(29,250)	(12,435)	(108,321)	(22,083)
Total non-operating income (expense)	(1,545,203)	(380,175)	2,144,029	(789,765)

Loss before income tax	(3,145,826)	(3,557,285)	(1,084,113)	(5,573,401)
Income tax expense (benefit)	241,689	(8,038)	526,373	7,683

Net loss	(3,387,515)	(3,549,247)	(1,610,486)	(5,581,084)
Net income (loss) attributed to noncontrolling interest	8,575	(17,950)	15,727	(80,977)
Net loss attributed to Shiner	$(3,396,090)	$(3,531,297)	$(1,626,213)	$(5,500,107)
Comprehensive loss:
Net loss	$(3,387,515)	$(3,549,247)	$(1,610,486)	$(5,581,084)
Foreign currency translation gain	172,285	(84,620)	878,994	222,466

Comprehensive loss	$(3,215,230)	$(3,633,867)	$(731,492)	$(5,358,618)

Weighted average shares outstanding:
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Loss per share attributed to Shiner common stockholders:
Basic	$(0.12)	$(0.13)	$(0.06)	$(0.20)
Diluted	$(0.12)	$(0.13)	$(0.06)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,610,486)	$(5,581,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,451,180	2,374,995
Amortization	17,391	177,221
Stock compensation expense	-	3,048
Gain (loss) on sale and write off of assets	(698,524)	2,106,379
Increase in restricted cash	(603,570)	-
Change in working capital components:
Accounts receivable	(1,000,311)	1,556,464
Other receivables	(1,802,811)	-
Inventory	(1,552,258)	(868,319)
Notes receivable	(605,177)	(241,423)
Advances to suppliers	20,432	(759,743)
Prepaid expenses and other current assets	(56,178)	522,937
Accounts payable	4,654,314	(538,765)
Unearned revenue	279,438	(253,282)
Other payables	502,965	101,551
Accrued payroll	(34,546)	(51,992)

Net cash used in operating activities	(38,141)	(1,452,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	2,113,269	1,226,825
Payments for property and equipment	(1,096,639)	(2,138,400)

Net cash provided by (used in) investing activities	1,016,630	(911,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(21,242,674)	(20,432,635)
Proceeds from short-term loans	25,782,026	23,063,410
Repayment of long-term loans	(1,441,800)	-
Proceeds from long-term loans	-	1,060,610
Increase in restricted cash	(480,600)	(584,308)

Net cash provided by financing activities	2,616,952	3,107,077

Effect of exchange rate changes on cash and equivalents	173,619	17,520

NET INCREASE IN CASH AND EQUIVALENTS	3,769,060	761,009

CASH AND EQUIVALENTS, BEGINNING BALANCE	4,233,183	2,831,808

CASH AND EQUIVALENTS, ENDING BALANCE	$8,002,243	$3,592,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,143,720	$897,520
Income taxes paid	$-	$7,604

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013. The results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

Accounts Receivable, net

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Notes Receivable

Notes receivable consist of notes received from customers as payment of their accounts receivable. The notes are guaranteed by a bank and bear interest ranging from 0% to 6%. The notes are generally due within twelve months from the date of issuance. Included in notes receivable is $976,800 due from Hainan Rixin Hotel Management Company.

Inventory, net

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Other Receivable

Other receivable consist of amounts due from customers and other unrelated third parties. The amounts are non-interest bearing and generally due upon demand. Included in other receivable is $499,356 due from Hainan Rixin Hainan Management Company.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
		(audited)
Operating equipment	$24,441,718	$25,868,886
Vehicles	707,287	695,724
Office equipment	248,150	231,234
Buildings	12,708,691	12,183,492
	38,105,846	38,979,336
Less accumulated depreciation	(9,307,508)	(8,289,945)
	$28,798,338	$30,689,391

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at September 30, 2013 and December 31, 2012 (audited) were $6.1 million and $5.8 million, respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2013 and December 31, 2012 (audited), respectively, RMB24.492 million ($4.0 million based on the exchange rate at September 30, 2013) and RMB26.675 million (or $4.2 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

For the three and nine months ended September 30, 2013, the Company amortized $118,800 and $351,164, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2013 and December 31, 2012 (audited), respectively, RMB11.8 million ($1.9 million based on the exchange rate at September 30, 2013) and RMB12.8 million (or $2.0 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The amount of the government grant is being amortized into “Other income” over the useful life of the asset on the same basis used to depreciate the asset. For the three and nine months ended September 30, 2013, the Company amortized $57,155 and $168,945, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of September 30, 2013) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2013 and December 31, 2012 (audited), the entire grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset. The Company has not begun amortizing the grant into “Other income.”

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2013 and December 31, 2012 (audited), respectively, there was no significant impairment of its long-lived assets.

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
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

As of September 30, 2013 and December 31, 2012 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the three and nine months ended September 30, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and nine months ended September 30, 2013 were $2,317,402 and $3,924,446, respectively and $766,758 and $2,103,700 for the three and nine months ended September 30, 2012, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of September 30, 2013.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 0 warrants outstanding as of September 30, 2013 with weighted-average exercise prices of $0.95 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$(0.12)	27,541,491	$(0.13)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$(0.12)	27,541,491	$(0.13)

	Nine Months Ended September 30,
	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$(0.06)	27,541,491	$(0.20)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	27,541,491	$(0.06)	27,541,491	$(0.20)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,624,722 and $5,745,728 at September 30, 2013 and December 31, 2012 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income (loss) or stockholders’ equity.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory.

Note 4 – Inventory, net

Inventory at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
		(audited)
Raw Material	$3,866,506	$4,264,823
Work in process	1,651,150	1,647,956
Finished goods	7,228,428	4,960,861
	12,746,084	10,873,640
Less: Obsolescence reserve	(783,604)	(762,908)
Inventory, net	$11,962,480	$10,110,732

Note 5 – Notes Receivable

Notes receivable are generally notes that are guaranteed by a bank, bear interest ranging from 0% - 6% and are generally due within 12 months from date of issuance. Notes receivable at September 30, 2013 include a note of RMB 6,000,000 (approximately $976,800) are due from Rixin Hotel Management, a Hainan based property management and real estate investment company, in connection with a loan from the Company for investment in the building up of Hainan’s manufacturing sector. The Management believes this loan to be in the long-term business interest of the Company with respect to the development of its future customer base.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Note 6 - Intangible Assets, net

Intangible assets at September 30, 2013 and December 31, 2012 consisted of rights to use land as follows:

	September 30,	December 31,
	2013	2012
		(audited)
Right to use land	$1,193,765	$1,162,234
Less: Accumulated amortization	(112,421)	(92,246)
Intangible assets, net	$1,081,344	$1,069,988

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
		(audited)
Special purpose fund for Shi Zi Ling workshop	$3,987,379	$4,227,988
Special purpose fund for structure and equipment	1,895,938	2,317,006
Special purpose fund for expansion and equipment	287,207	282,922
Taxes Payable	1,477,172	652,751
Miscellaneous payables	1,328,713	732,479
	$8,976,409	$8,213,146

The $3,987,379, $1,895,938 and $287,207 payables at September 30, 2013 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Note 8 - Debt

Short-term loans at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
		(audited)

From March 16, 2012 to February 18, 2013, with interest of 8.53% at December 31, 2012. The loan was collateralized by equipment.	$-	$1,585,000

From June 19, 2012 to June 19, 2013, with interest of 8.20% at December 31, 2012. The loan was collateralized by equipment.	-	2,377,500

From June 8, 2012 to June 7, 2013, with interest of 7.26% at December 31, 2012. The loan was collateralized by equipment.	-	4,279,500

Various bank acceptance bills that were payable on various dates through June 10, 2013.	-	3,758,527

From December 21, 2012 to June 21, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	792,500

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	697,400

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012. The loan was collateralized by a building and equipment.	-	792,500

From November 27, 2012 to May 27, 2103, with various interest rates averaging 6.70%. The loan was collateralized by a letter of credit.	-	2,121,188

From April 23, 2013 to October 23, 2013, with interest of 6.16% at September 30, 2013. The loan is collateralized by a building and equipment.	2,442,000	-

From May 31, 2013 to May 31, 2014, with interest of 6.6% at September 30, 2013. The loan is collateralized by a building and equipment.	6,512,000	-

From May 31, 2013 to May 31, 2014, with interest of 6.6% at September 30, 2013. The loan is collateralized by a building and equipment.	2,442,000	-

From September 6, 2013 to December 5, 2013, with interest of 1.859% at September 30, 2013. The loan is collateralized by a building and equipment.	73,485	-

From September 25, 2013 to September 24, 2014, with interest of 6.6% at September 30, 2013. The loan is collateralized by a building and equipment.	4,070,000	-

From June 1, 2013 to November 19, 2014, with interest of 6.16% at September 30, 2013. The loan is collateralized by a building and equipment.	1,631,826	-

From May 13, 2013 to November 11, 2014, with interest of 6.3% at September 30, 2013. The loan is collateralized by a building and equipment.	1,628,000	-

Various bank acceptance bills that are payable on various dates through February 2, 2014.	2,662,862	-

	$21,462,173	$16,404,115

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Long-term loans at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
		(audited)
From January 24, 2011 to January 24, 2018, with interest of 6.60% . The loan is collateralized by buildings and land use rights.	$1,139,600	$2,536,000

From February 10, 2011 to February 10, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	2,930,400	2,853,000

From February 16, 2011 to February 16, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	2,360,600	2,298,250

From February 17, 2011 to February 17, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	1,286,120	1,252,150

From March 25, 2011 to March 25, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights	439,560	427,950

From November 30, 2011 to November 30, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	162,800	158,500

From December 23, 2011 to December 23, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	520,960	507,200

From March 19, 2012 to January 18, 2018, with interest of 6.60%. The loan is collateralized by buildings and land use rights.	1,090,760	1,061,950

	$9,930,800	$11,095,000

Aggregate future maturities of long-term loans at September 30, 2013 are as follows:

Year ending December 31,
2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	9,930,800
$9,930,800

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

As of September 30, 2013, the Company drew down the entire RMB70 million credit facility.

Note 9 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2013:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2012	90,000	$0.95	$-
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2013	90,000	$0.95	$-
Exercisable at September 30, 2013	90,000	$0.95	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2013, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2013	Price	(Years)

$ 0.80	60,000	$0.80	3.19
$ 1.25	30,000	$1.25	0.68
	90,000

The number and weighted average exercise prices of all options exercisable as of September 30, 2013, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2013	Price	(Years)

$ 0.80	60,000	$0.80	3.19
$ 1.25	30,000	$1.25	0.68
	90,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Warrants

The following is a summary of the Company’s warrant activity for the three and nine months ended September 30, 2013:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price	Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2012	521,664	$1.70	0.24
Granted	-
Canceled/Expired	(521,664)
Exercised	-	$1.70	-
Outstanding at September 30, 2013	-	$-	-
Exercisable at September 30, 2013	-	$-	-

Note 10 - Employee Welfare Plans

The expense for employee common welfare was $49,660 and $92,004 for the three and nine months ended September 30, 2013, respectively and $7,599 and $50,404 for the three and nine months ended September 30, 2012, respectively.

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

The Company appropriated $0 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the three and nine months ended September 30, 2013 and 2012, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the nine months ended September 30, 2013 or 2012. One vendor provided 14% of the Company’s raw materials for the nine months ended September 30, 2013, as compared to one vendor that provided 15% of the Company’s raw material purchases for the nine months ended September 30, 2012. At September 30, 2013 and December 31, 2012, the Company owed these vendors $2,148,960 and $1,143,862, respectively.

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

Note 13 – Commitments and Contingencies

At September 30, 2013, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $937,304 (RMB5,757,397).

Note 14 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better. Approximately 60% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Shiny-Day and Zhuhai Modern.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues from unrelated entities
Tobacco film	$14,755,758	$10,355,542	$32,264,876	$30,990,541
Water-based latex	243,972	1,689	643,387	294,499
Coated film	7,227,250	3,717,094	15,430,244	11,609,264
Color printing	741,330	1,018,844	2,903,858	2,435,323
Advanced film	1,187,319	1,613,439	4,707,090	5,148,490
	$24,155,629	$16,706,608	$55,949,455	$50,478,117

Intersegment revenues
Tobacco film	$4,288,555	$5,123,093	$7,623,295	$14,890,567
Water-based latex	187	288,488	42,907	457,436
Coated film	2,143,534	1,842,386	3,645,739	5,578,106
Color printing	274,232	499,660	686,101	1,170,143
Advanced film	511,093	800,486	1,112,154	2,473,785
	$7,217,601	$8,554,113	$13,110,196	$24,570,037

Total revenues
Tobacco film	$19,044,313	$15,478,635	$39,888,171	$45,881,108
Water-based latex	244,159	290,177	686,294	751,935
Coated film	9,370,784	5,559,480	19,075,983	17,187,370
Color printing	1,015,562	1,518,504	3,589,959	3,605,466
Advanced film	1,698,412	2,413,925	5,819,244	7,622,275
Less Intersegment revenues	(7,217,601)	(8,554,113)	(13,110,196)	(24,570,037)
	$24,155,629	$16,706,608	$55,949,455	$50,478,117

Income (loss) from operations
Tobacco film	$(953,546)	$(2,717,466)	$(1,996,614)	$(3,470,576)
Water-based latex	40,644	(2,394)	149,864	58,119
Coated film	(395,923)	(254,277)	(654,966)	(809,033)
Color printing	(69,517)	(175,401)	(176,512)	(445,333)
Advanced film	(191,050)	(16,965)	(458,871)	(82,007)
Holding Company	(31,231)	(10,607)	(91,043)	(34,806)
	$(1,600,623)	$(3,177,110)	$(3,228,142)	$(4,783,636)

Interest income
Tobacco film	$39,364	$10,394	$81,086	$21,633
Water-based latex	665	46	1,617	205
Coated film	19,232	3,805	38,779	8,104
Color printing	2,145	928	7,298	1,700
Advanced film	3,443	1,669	11,830	3,594
Holding Company	-	-	-	-
	$64,849	$16,842	$140,610	$35,236

Interest expense
Tobacco film	$217,165	$283,983	$752,308	$652,827
Water-based latex	2,260	2,954	7,826	6,791
Coated film	86,140	112,643	298,407	258,947
Color printing	17,428	22,791	60,376	52,392
Advanced film	32,910	47,683	122,766	109,616
Holding Company	551	668	1,777	2,014
	$356,454	$470,722	$1,243,460	$1,082,587

Income tax expense (benefit)
Tobacco film	$136,252	$(4,697)	$295,138	$4,577
Water-based latex	-	-	-	-
Coated film	87,336	(2,301)	177,184	2,152
Color printing	-	-	-	-
Advanced film	18,101	(1,040)	54,051	954
Holding Company	-	-	-	-
	$241,689	$(8,038)	$526,373	$7,683

Net income (loss)
Tobacco film	$(1,901,493)	$(2,078,652)	$(1,151,265)	$(3,052,988)
Water-based latex	39,051	(5,302)	143,656	51,534
Coated film	(897,230)	(925,934)	(4,128)	(1,557,217)
Color printing	(84,801)	(197,264)	(229,591)	(496,025)
Advanced film	(523,388)	(312,870)	(295,618)	(408,591)
Holding Company	(28,229)	(11,275)	(89,267)	(36,820)
	$(3,396,090)	$(3,531,297)	$(1,626,213)	$(5,500,107)

Provision for depreciation
Tobacco film	$500,919	$431,846	$1,478,065	$1,424,466
Water-based latex	87	10,559	20,030	32,005
Coated film	198,692	171,295	586,282	565,022
Color printing	40,201	34,658	118,622	114,320
Advanced film	84,109	72,511	248,181	239,182
Holding Company	-	-	-	-
	$824,008	$720,869	$2,451,180	$2,374,995

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	As of	As of
	September 30,	December 31,
	2013	2012
		(audited)
Total Assets
Tobacco film	$45,418,184	$34,457,224
Water-based latex	657,568	961,826
Coated film	18,015,345	16,599,954
Color printing	3,645,029	4,268,660
Advanced film	7,626,160	8,140,512
Holding Company	11,368,435	13,070,759
	$86,730,721	$77,498,935

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Areas	2013	2012	2013	2012

Chinese Main Land	$21,094,943	$14,218,569	$46,819,883	$42,166,153
Asia (outside Mainland China)	1,450,256	1,341,929	4,426,454	3,797,465
Australia	763,224	547,262	2,620,165	2,467,494
North America	466,321	458,187	1,260,366	1,091,029
Middle East	235,388	121,681	394,542	540,701
Europe	117,122	(149)	301,295	337,959
Africa	-	-	-	33,841
South America	28,375	19,129	126,750	43,475
	$24,155,629	$16,706,608	$55,949,455	$50,478,117

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
  “RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States; and
  “China,” “Chinese” and “PRC” are to the People’s Republic of China.

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

The table below shows the percentage of revenue by each of our business segments for the three and nine months ended September 30, 2013 and 2012:

	Percent of Revenue		Percent of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

BOPP tobacco film	61.1%	62.0%	57.7%	61.4%
Water-based latex	1.0%	0.0%	1.1%	0.6%
Coated film	29.9%	22.2%	27.6%	23.0%
Color printing	3.1%	6.1%	5.2%	4.8%
Advanced film	4.9%	9.7%	8.4%	10.2%
	100.0%	100.0%	100.0%	100.0%

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three month periods ended September 30, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the three months ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,		$	%
	2013	2012	Change	Change
Revenues	$24,155,629	$16,706,608	$7,449,021	44.6%
Cost of goods sold	22,433,178	15,257,456	7,175,722	47.0%
Gross profit	1,722,451	1,449,152	273,299	18.9%
Selling, general and administrative expenses	3,323,074	2,519,883	803,191	31.9%
Loss on sale and write down of assets	-	2,106,379	(2,106,379)	-100.0%
Interest expense, net of interest income	291,605	453,880	(162,275)	-35.8%
Other income (expense), net	(1,224,348)	86,140	(1,310,488)	-1521.3%
Exchange loss	(29,250)	(12,435)	(16,815)	135.2%
Income tax expense (benefit)	241,689	(8,038)	249,727	-3106.8%
Net income (loss) attributed to noncontrolling interest	8,575	(17,950)	26,525	-147.8%
Net loss attributed to Shiner	$(3,396,090)	$(3,531,297)	$135,207	-3.8%

Revenues

Revenues for the three months ended September 30, 2013 increased $7.5 million (or 44.6%), to $24.2 million, compared to $16.7 million in the 2012 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, and water-based latex, which, was partially offset by a small decrease in revenues generated from the sale of color printing and advanced film. In the third quarter of 2013, revenue from BOPP tobacco increased $4.4 million (or 42.5%) to $14.8 million, up from $10.4 million ; revenue from coated film increased $3.5 million (or 94.4%) to $7.2 million, up from $3.7 million; revenue from water-based latex increased $0.2 million to $0.2 million, up from nil; revenue from color printing decreased $0.3 million (or 27.2%) to $0.7 million, from $1.0 million; and revenue from advanced film decreased $0.4 million (or 26.4%) to $1.2 million, from $1.6 million. In the third quarter of 2013, our domestic (China Mainland) sales increased as a percentage of total sales from 85.1% in the third quarter of 2012 to 87.3% in the third quarter of 2013.

Cost of Goods Sold

For the three months ended September 30, 2013, cost of goods sold (“COGS”) increased $7.2 million (or 47.0%), from $15.3 million in the 2012 period to $22.4 million. COGS for the third quarters of 2013 and 2012 were 92.9% and 91.3% of our revenues, respectively. The increase in COGS as a percentage of revenues from the third quarter of 2012 to the third quarter of 2013 was not significant.

Gross Profit

Our gross profit for the three months ended September 30, 2013 was $1.7 million, with a profit margin of 7.1%, a 1.5% decrease from 8.7% in the third quarter of 2012. The decrease in profit margin was not significant from the third quarter of 2012 to the third quarter of 2013.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended September 30, 2013, our SG&A expenses increased by $0.8 million (or 31.9%) to $3.3 million, compared to $2.5 million in the 2012 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase in R&D expenses in connection with our ongoing investment in technology updates for our packaging products.

Interest Expense, net

For the three months ended September 30, 2013, interest expense, net decreased by $162,275 (or 35.8%) to $291,605, compared to $453,880 in the 2012 period, primarily due to the amount of short-term and long-term loans outstanding.

Other Income, net

For the three months ended September 30, 2013, there were other expenses of $1.2 million representing a decrease of $1.3 million, compared to other income of $86,140 for the same period in 2012. The decrease is due to the cancelation of the sale of a patent of $3.2 million in the second quarter of 2013 that was reversed in the third quarter of 2013, offset by an increase in other non-operating income resulting from providing consulting technology services and gain on the sale of $0.7 million in certain fixed assets during the period.

Income Tax Expense (Benefit)

For the three months ended September 30, 2013, we recorded a tax provision of $241,689, compared to a tax benefit of $8,038 in the 2012 period. Our effective tax rates for the third quarters of 2013 and 2012 were 7.7% and (0.2)%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Loss

For the three months ended September 30, 2013, we generated a net loss of $3.4 million, representing an increase of $0.2 million (or 4.6%) from a net loss of $3.5 million during the 2012 period. The change in net loss is due to the factors as explained above.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,		$	%
	2013	2012	Change	Change
Revenues	$55,949,455	$50,478,117	$5,471,338	10.8%
Cost of goods sold	51,490,516	46,370,015	5,120,501	11.0%
Gross profit	4,458,939	4,108,102	350,837	8.5%
Selling, general and administrative expenses	7,687,081	6,785,359	901,722	13.3%
Loss on sale and write down of assets	-	2,106,379	(2,106,379)	-100.0%
Interest expense, net of interest income	1,102,850	1,047,351	55,499	5.3%
Other income (expense), net	3,355,200	279,669	3,075,531	1099.7%
Exchange gain loss	(108,321)	(22,083)	(86,238)	390.5%
Income tax expense	526,373	7,683	518,690	6751.1%
Net income (loss) attributed to noncontrolling interest	15,727	(80,977)	96,704	-119.4%
Net loss attributed to Shiner	$(1,626,213)	$(5,500,107)	$3,873,894	-70.4%

Revenues

Revenues for the nine months ended September 30, 2013 increased $5.5 million (or 10.8%), to $55.9 million, compared to $50.5 million in the 2012 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, water-based latex and color printing, which, was partially offset by a small decrease in revenues generated from the sale of advanced film. In the nine months ended September 30, 2013, revenue from BOPP tobacco increased $1.3 million (or 4.1%) to $32.3 million, up from $31.0 million; revenue from coated film increased $3.8 million (or 32.9%) to $15.4 million, up from $11.6 million; revenue from water-based latex increased $0.4 million (or 118.5%) to $0.7 million, up from 0.3 million; revenue from color printing increased $0.5 million (or 19.2%) to $2.9 million, from $2.4 million; and revenue from advanced film decreased $0.4 million (or 8.6%) to $4.7 million, from $5.1 million. In the nine months ended September 30, of 2013, our domestic (China Mainland) sales increased as a percentage of total sales from 83.5% in 2012 to 83.7% in 2013.

Cost of Goods Sold

For the nine months ended September 30, 2013, COGS increased $5.1 million (or 11.0%), from $46.4 million in the 2012 period, to $51.5 million. COGS for the nine months ended September 30, 2013 and 2012 was 92.0% and 91.9% of our revenues, respectively. The increase in COGS as a percentage of revenues from the third quarter of 2012 to the third quarter of 2013 was not significant.

Gross Profit

Our gross profit for the nine months ended September 30, 2013 was $4.5 million, with a profit margin of 8.0%, a 0.1% decrease from 8.1% for the nine months ended September 30, 2012. The decrease in profit margin was not significant from the third quarter of 2012 to the third quarter of 2013.

Selling, General and Administrative (“SG&A”) Expenses

For the nine months ended September 30, 2013, our SG&A expenses increased by $0.9 million (or 13.3%) to $7.7 million, compared to $6.8 million in the 2012 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase in R&D expenses in connection with our ongoing investment in technology updates for our packaging products.

Interest Expense, net

For the nine months ended September 30, 2013, interest expense, net increased by $55,499 (or 5.3%) to $1.1 million, compared to $1.0 in the 2012 period, primarily due to additional short-term and long-term loans.

Other Income, net

For the nine months ended September 30, 2013, other income increased by $3.1 million (or 1,098%) to $3.4 million, compared to $0.3 in the 2012 period. For the nine months ended September 30, 2013 we recognized $1.1 million in subsidy income from PRC governmental agencies for developing technology and R&D projects and a $0.7 million gain from the sale of certain fixed assets. We also had an increase in other non-operating income resulting from providing consulting technology services.

Income Tax Expense

For the nine months ended September 30, 2013, we recorded a tax provision of $526,373, compared to $7,683 in the 2012 period. Our effective tax rates for the nine months ended September 30 2013 and 2012 were 48.6% and 0.1%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries. This resulted in us providing a provision for income taxes in the nine months ended September 30, 2013 even though we incurred an overall net loss.

Net Income (Loss)

For the nine months ended September 30, 2013, we incurred a net loss of $1.6 million, representing a decrease of $3.9 million or 71.1% from a net loss of $5.6 million during the 2012 period. The change in net income (loss) was principally due other income recognized in 2013, as explained above.

Liquidity and Capital Resources

At September 30, 2013, we had $8.0 million in cash and equivalents on hand, compared to $4.2 million at December 31, 2012. We had working capital of $6.2 million at September 30, 2013, compared to $6.3 million at December 31, 2012. The decrease in working capital during the nine months ended September 30, 2013 is not significant. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(38,141)	$(1,452,013)
Net cash provided by (used in) investing activities	1,016,630	(911,575)
Net cash provided by financing activities	2,616,952	3,107,077
Effect of exchange rate changes on cash and equivalents	173,619	17,520
Net increase in cash and equivalents	3,769,060	761,009
Cash and equivalents at beginning of period	4,233,183	2,831,808
Cash and equivalents at end of period	$8,002,243	$3,592,817

Operating Activities

Net cash flows used in operating activities during the nine months ended September 30, 2013 was $$38,141, a decrease of $1.4 million, compared to $1.5 million in the 2012 period. The decrease in cash used in operating activities during the nine months ended September 30, 2013 was primarily attributable to an increase in accounts payable offset by an increase in other receivables. Notes receiveable include a note of RMB 6,000,000 (approximately $976,800) due from Rixin Hotel Management, a Hainan based property management and real estate investment company, in connection with a loan from the Company for investment in the building up of Hainan's manufacturing sector. The management believes this loan to be in the long-term interest of the Company with respect to the development of its future customer base. The notes are guaranteed by a bank, bear interest ranging from 0% - 6% and are generally due within 12 months from date of issuance.

Investing Activities

Net cash flows provided by investing activities during the nine months ended September 30, 2013 was $1.0 million, an increase of $2.0 million, compared to net cash used in operating activities of $0.9 million in the 2012 period. During 2012, we used $2.1 million for the acquisition of property and equipment compared to $1.1 million in 2013. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery. In the 2013 period there was proceeds from the sale of assets of $2.1 million compared to $1.2 million in 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $2.6 million, a decrease of $0.4 million, compared to the 2012 period. During the 2013 period, we decreased our net cash provided by financing activities by repaying $22.7 million of long and short-term loans, an increase of $2.3 million from $20.4 million in the 2012 period, and increased our proceeds from our loans from $23.1 million during the 2012 period to $25.8 in 2013.

Assets

Our total assets as of September 30, 2013 were $86.7 million, an increase of $9.2 million, compared to $77.5 million as of December 31, 2012. The increase was primarily due to the increase of cash of $3.8 million, restricted cash of $1.1 million, accounts receivable of $1.2 million, inventory of $1.9 million and other receivables of $1.8 million, offset by a decrease in property and equipment of $1.9 million. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $10.1 million as of September 30, 2013, compared to December 31, 2012, principally due to an increase in accounts payable of $5.0 million and loans of $5.1 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at September 30, 2013) on the loan. During the nine months ended September 30, 2013, we repaid $1.4 million of the January 24, 2011 loan.

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

During the nine months ended September 30, 2013, we paid $21.2 million of our short-term loans and $1.4 million of our long-term loans, and borrowed an additional $25.8 million in short-term loans. The current outstanding short-term loans are due through September 2014. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of September 30, 2013, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30 of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
___________
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

SHINER INTERNATIONAL, INC.

November 14, 2013	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)