Form 10-K
period 2013-12-31
Shiner International, Inc.
filed 2014-04-03
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [   ]     No [X]

As of March 27, 2014, there were 27,941,491 shares of the registrant's common stock outstanding.

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $2.44 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, “Risk Factors” included in this annual report.

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
  “RMB” are to Renminbi, the legal currency of China; and “US dollar,” “USD,” and “$” are to the legal currency of the United States;
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

The table below shows the percentage of revenue by each of our business segments for the year ended December 31, 2013 and 2012:

	Percent of Total Revenue
Product	2013	2012
BOPP tobacco film	60%	62%
Water-based latex	1%	1%
Coated film	27%	23%
Color printed packaging	5%	5%
Advanced film	7%	9%
	100%	100%

We have 22 patents issued by the State Intellectual Property Office of China and have 48 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

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

Establishment of Shanghai Juneng

On September 20, 2010, we commenced operations of our 70% majority-owned subsidiary, Shanghai Juneng. The remaining 30% minority interest in Shanghai Juneng is held by Shanghai Shifu Material Co., Ltd., an unaffiliated third-party. Shanghai Juneng was formed on July 21, 2010 for the purpose of wholesale and retail of plastic film and packaging materials, chemical products, labels and anti-counterfeit film. Shanghai Juneng currently markets and sells food safety packaging products to domestic food producers.

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

Flexible Packaging Material

We primarily use biaxially-oriented polypropylene (“BOPP”) as the base film from which more sophisticated films, such as advanced, coated and tobacco films are produced. There are multiple manufacturers of BOPP film in China qualified to meet international standards. BOPP refers to the manufacture of polypropylene films using an orienting system. BOPP is manufactured by three different processes, with resulting films having different properties. BOPP films are widely used in printing, lamination and over-wrap packaging. The main benefits of BOPP films are its stiffness, durability, high tensile strength and clear optics. The film is lightweight, non-toxic, odorless, transparent, glossy, temperature and moisture-resistant, and retains high barrier resistance, making it suitable for many forms of flexible packaging, printing, laminating, and other applications. We sell our products to packaging customers and distributors in China and throughout Asia, and have been expanding out international business in the Middle East, Australia, North America and Europe.

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

Awards and Certifications

Our subsidiary, Shiner Industrial, has received the following awards and certificates, each of which, we believe, is an indication of our achievements, the quality of our products and makes us more attractive to potential customers and therefore a more competitive company both in the local and international markets:

Date	Award/Certificate	Issuing Authority
November 2003 (1)	ISO 9001:2000 Certificate	China Certification Center for Quality Mark

September 2007	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

January 2010	Awarded as one of the Top Ten Leading Enterprises in China food packaging industry	CNTV.COM, the website for China Network Television

December 2010	Designated as “Advanced Enterprise of Chinese Plastic Industry”	China Packaging Federation

December 2010	2010 China Packaging Brand Excellence Award	China Packaging Federation

December 2010	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

May 2011	Packaging Film Public R&D Platform	Hainan Provincial Department of Commerce

July 2011	Hainan independent innovation excellent research and development team	Hainan Industry and Information Department

September 2011	High and New Technology Enterprise Certificate	Provincial Science and Technology Department

November 2013	National & Local Joint Engineering Research Center of Functional Film Technology	State Development and Reform Commission

November 2013	The First List of national Intellectual Property demonstration enterprise	National Bureau of Intellectual Property

November 2013	Science and Techincal advanced unit for 2013	National Bureau of Intellectual Property
______________________
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

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions. Our largest suppliers accounted for more than 10% of raw material purchases in 2013.

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

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 65% market share of the Chinese domestic coated film output in 2013. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service. We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders.

During 2013, our top 10 customers accounted for approximately 75% of our total international coated film sales, with an average sale of $420,000 per customer. Approximately 45% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 55% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the US and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. Our largest international customer, Impak Films Pty. Ltd. (“Impak”), an Australian packaging distributor, accounted for approximately 13% of our coated film sales and 4% of our total sales in 2013.

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

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements. Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 25% of color printing sales in 2013.

Advanced Film

We introduced advanced film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co. (“Vintaba”), the tobacco production company of the Government of Vietnam. Our advanced product sales were approximately $6.2 million in 2013 of which Vintaba accounted for approximately 45% and the Hainan Yeshu Group accounted for approximately 10% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

At the Sixth Global Congress to Combat Counterfeiting & Piracy in February 2011, International Chamber of Commerce Secretary General Jean-Guy Carrier reported that “the total impact of illicit trade in “fakes” is staggering, with more than $1.0 trillion in annual losses to global economies, governments and consumers and potentially more than two million jobs at risk.” Reports from the Congress showed that the trade of counterfeit cigarettes currently accounts for 6% of the global tobacco trading and manufacturing and selling counterfeit cigarettes in the global market has reached approximately 150 billion units per year. According to new research of the Business Software Alliance, the percentage of counterfeit software in the global market increased to 45% in 2013 from 41% in 2008, resulting in more than $55 billion in losses to the industry.

Research and Development

We highly value our strong R&D support team. Our R&D team includes 22 engineers and technicians with each person holding a Bachelor’s or other advanced degree, and most of whom have direct or related field experience. Our R&D team strives to improve our production process, product quality and product compatibility to reinforce our competitive advantage in the market. In particular, our R&D efforts are focused on: (i) identifying processes that improve our cost-efficiency and our customers’ production efficiency; (ii) identifying alternative production materials to generate comparable performance at a lower cost to our customers

Our R&D team is the first point of contact for customers in the event of quality related concerns and assists customers with identifying and resolving problems, offering effective and efficient solutions and facilitating discussion with our production team. Our R&D team has a long track record of experience in the flexible packaging industry and is capable of translating customer requests into solutions.

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

During 2013 and 2012, we spent approximately $5.1 million and $4.1 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films.

In 2013, we spent approximately $3.5 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties. All R&D costs are funded through our operating cash flow and are expensed as incurred.

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

Intellectual Property

We hold 22 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China.

Name of Patents	Patent No.	Issue Date
Acrylic Acid Coated Film & Its Manufacturing Methods	ZL2005100777111.3	Jan 31,2007
BOPP Tobacco Film & Its Manufacturing Methods	ZL03102455.6	Jan 31,2007
BOPP Shrinkable Monofilm & Its Manufacturing Methods	ZL03149870.1	Nov 15,2006
Production System of Microwave Drying Coated Film	ZL03149871.X	March 22,2006
A Kind of Low heat-seal Coated Film	ZL2012205042172	Mar 27,2013
A Kind of Transparent Coated Film apply to Sandwich Packing	ZL2012205041856	Mar 27,2013
A kind of low temp. sealing high barrier coated filmfor heat sentative food packing	ZL2012205041822	Mar 27,2013
A kind of high barrier laminated film forair freshner packing	ZL201220471388.X	Mar 4,2013
A kind of Biax-oriented fringed BOPP	ZL201220459128.0	Mar 12,2013
A kind of non primer coated film and its manufacturing method	ZL201010177656.2	Apr 3,2013
A Kind of laminated Coated Film for catchup bag packing	ZL2013200765856	Jul 24,2013
A kind of heat sealable PVDC coated film manufacturing method	ZL201110119077.7	Aug 21,2013
A Kind of Coated Film& Its Manufacturing Methods	ZL200510075370.2	May 16,2007
BOPP Shrinkable Tobacco film & Its Manufacturing Methods	ZL01118669.0	May 14, 2008
Manufacturing Methods for Heat Shrinkable Coated Films	ZL031498728	March 27, 2009
A Kind of Heat-sealed BOPP Film	ZL200810177464.4	March 24, 2010
Manufacturing Methods for Low Heat High Shrinkable Films	ZL200610087005.8	Oct 22, 2010
A Modified PVOH Coated Film for Print &Its Manufacturing Methods	ZL201010208100.5	January 11, 2012
Methods for Producing Coated Film	US8007873B2	August 30, 2011
A Kind of Ultraviolet-proof Coated Film Manufacturing Methods	ZL201010210692.4	Jul 25,2012
A Kind of No Base Coated Film Manufacturing Methods	ZL200910215431.9	Oct 10,2012
A kind of new film structure for fresh meat packing	ZL2013200925821	Sep 25,2013

We have additional products and production equipment for which 48 patent applications are currently pending which we expect to receive approval for in 2013 Our current patents expire between 2013 and 2030. We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 384 full-time, and no part-time, employees.

The following table sets forth the number of our employees by function.

Number of
Department	Employees
Executives	17
R&D	22
Human Resources	5
Manufacturing	302
Finance	14
Marketing & Sales	20
Other	4
Total	384

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

Regulation

The Food Safety Law of the PRC, or the “Food Safety Law,” was enacted on February 28, 2009 by the Standing Committee of the National People’s Congress and became effective on June 1, 2009. The Implementation Regulations of the Food Safety Law, or the “Implementation Regulations,” were subsequently promulgated on July 20, 2009 and were immediately effective.

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

Additionally, our products are subject to regulation by agencies of the provincial government of Haikou responsible for food packaging and hygiene and the regulatory schemes of international governmental authorities governing the food safety, quality and hygiene of our customers. The safety, quality and hygiene requirements of many of our customers, especially those located internationally, exceed government requirements in China. Our PVDC and all coated films have already met FDA requirements, as well as the requirements for food products packaging sold in the European Economic Community, or the “EEC.”

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

In each of 2013 and 2012, we incurred expenses of approximately $15,000 to comply with governmental and environmental regulations in China.

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

  Strong R&D capabilities. We have an experienced R&D team of 22 professionals. The team has successfully developed new products and technologies, which have led to 16 patents and 10 pending patent applications. We also work with reputable academic and research institutions to undertake specific R&D projects. In 2006, we entered into a five-year research agreement with China’s Science & Technology University. Under the terms of this agreement, six professors, all holding advanced degrees, work in conjunction with our R&D team. Shiner owns the proprietary rights to all findings to dedicated research projects which are undertaken at our request. We pay the university estimated fees of $12,850 annually under this agreement. This agreement was renewed in 2010 for an additional five years under the same terms.

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

We may not be able to keep pace with rapid technological changes in the advanced film product industry.

The advanced film product authentication industry is a relatively new industry and market, especially in China and other parts of Asia, and continues to evolve in terms of customer/market needs, applications, and technology. We believe we have hired or engaged personnel and outside consultants who have experience and are recognized within the industry to be experts. With respect to technology, while we continue to seek out and develop “next generation” technology through acquisition, strategic partnerships, and our own R&D, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. Technological changes, process improvements, or operating improvements that could adversely affect us include:

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

We believe we are currently one of the few producers of BOPP and advanced film in China with R&D capabilities. Our past financial performance is attributable to our market position in the industry. Over time, there may be new entrants into our industry, whether as a result of increased access to the production technology of BOPP and advanced film or otherwise. Accordingly, we may experience increased competition, and the entry of new BOPP and advanced film producers will also lead to an increase in the industry supply of BOPP and advanced film resulting in more competitive pricing. We may have to price our products in response to competitive market conditions and this may lead to a decline in our profit margins. In the event that we are unable to successfully compete or retain effective control over the pricing of our products, our profit margins will decrease and our revenues and net income may also decrease.

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

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. In 2013, we incurred expenses of approximately $15,000 to comply with environmental and safety laws.

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

As a manufacturer of food-related products, we are subject to extensive governmental regulation. For example, we are subject to the Food Safety Law (“FSL”) and the rules and regulations promulgated thereunder. We cannot assure stockholders that in the future the PRC food safety and hygiene laws will not become more onerous, providing for stricter and more comprehensive monitoring and regulation of food-related product manufacturers, which may lead to an increase in our costs of complying with such regulations resulting in a material adverse effect on its results of operations. In 2013, we incurred expenses of approximately $10,000 to comply with the FSL

Concerns with the safety and quality of packaged food products could cause consumers to avoid such products and our customers to stop producing packaged food products.

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

Since a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. These tax benefits are presently scheduled to expire over the next several years. For example, Zhuhai presently has a 50% exemption from federal tax through December 31, 2013. As these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In 2004, the People’s Bank of China, or the PBOC, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Since then, the PBOC has raised rates to restrain inflation and limit the risk of asset bubbles, including the most recent rate hikes in connection with the global economic crisis. Repeated rises in interest rates by the PBOC would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with US Generally Accepted Accounting Principles (“US GAAP”) and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with experience and expertise relating to US GAAP and US public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

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

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the US and China, and our PRC tax may not be credited against our US tax. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock.

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

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to US GAAP in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with US GAAP. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to US GAAP. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to US GAAP and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, US GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations.

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

RISKS RELATED TO OUR SECURITIES

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

There currently is no active market for our common stock. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be eligible to continue being quoted in the over-the-counter market maintained by the OTC Markets Group Inc. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

As of December 31, 2013, we had outstanding 90,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $0.95 per share, and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

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

We currently have land use rights of approximately 40.32 acres consisting of manufacturing facilities, warehouse and office buildings in China. The chart below lists all facilities owned by us.

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

In 2009, we purchased a plot of land and entered into a 10-year lease for an adjacent, then-undeveloped, plot from Hainan Xiandai Keji Group, in the Hainan Shiziling Feidi Industrial Park and began construction of a new manufacturing facility there. We completed phase 1 of construction on our new manufacturing facility in Hainan in May 2010 and have successfully begun operations. The new facility in Hainan is a well-designed industrial park, with a total factory space of approximately 500,000 square feet. The new plant allows us to consolidate operations and processes from three separate locations into this central location; which will provide immediate operational efficiencies, improved quality control and cost savings. We believe this new facility provides us with the opportunity to better serve international customers and puts Shiner in a better competitive position to win new business. We have no rental obligations for this property through 2013.

We built a new BOPP tobacco film production line that was launched in the fourth quarter of 2011. The new line is in a fully automated plant equipped with state-of-the-art production machinery from Germany and England. This additional production line started runing at the beginning of 2013, increasing our annual BOPP tobacco film capacity by an additional 10,000 metric tons.

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

	For the Year Ended December 31,
		2013		2012
	High	Low	High	Low
First Quarter	$0.19	$0.12	$0.75	$0.37
Second Quarter	0.20	0.04	0.52	0.20
Third Quarter	0.40	0.15	0.29	0.13
Fourth Quarter	0.62	0.28	0.20	0.12

On March 27, 2014, the closing price of our common stock as reported on the OTC Markets was $0.29 per share.

Holders

As of March 27, 2014, there were 27,941,491 shares of our common stock outstanding held by approximately 47 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in “Risk Factors” included elsewhere is this Annual Report on Form 10-K.

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
  “RMB” are to Renminbi, the legal currency of China; and “US dollar,” “USD,” and “$” are to the legal currency of the United States; and
  “China,” “Chinese” and “PRC” are to the People’s Republic of China.

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

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2013 and 2012:

	2013	2012
BOPP tobacco film	58.7%	62.1%
Water-based latex	0.9%	0.5%
Coated film	28.5%	23.4%
Color printing	4.7%	4.6%
Advanced film	7.2%	9.4%
	100.0%	100.0%

We have 22 patents issued by the State Intellectual Property Office of China and have 75 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is www.shinerinc.com

Principal Factors Affecting Our Financial Performance

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the years ended December 31, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		$	%
	2013	2012	Change	Change
Revenues	$85,641,394	$72,036,187	$13,605,207	18.9%
Cost of goods sold	77,016,733	67,397,899	9,618,834	14.3%
Gross profit	8,624,661	4,638,288	3,986,373	85.9%
Selling, general and administrative expenses	9,594,352	8,896,294	698,058	7.8%
Impairment of intangible assets	-	3,819,214	(3,819,214)	(100.0)%
Loss on write down of assets	-	2,106,379	(2,106,379)	(100.0)%
Interest expense, net of interest income	1,508,383	1,423,227	85,156	6.0%
Other income (expense), net	839,115	1,651,176	(812,061)	(49.2)%
Exchange gain (loss)	(132,790)	(55,588)	(77,202)	138.9%
Income tax expense	414,693	546,057	(131,364)	(24.1)%
Net loss attributed to noncontrolling interest	503,578	1,496,446	(992,868)	(66.3)%
Net loss attributed to Shiner	$(1,682,864)	$(9,060,849)	$7,377,985	(81.4)%

Revenues

Revenues in 2013 increased $13.6 million (or 18.9%), to $85.6 million, compared to $72.0 million in 2012. The increase was primarily attributable to an increase in revenues generated from BOPP tobacco film, coated film, color printing and water based latex, partially offset by a decrease in advanced film. In 2013, there was a $5.4 million (or 12.2%) increase in sales from BOPP tobacco film, a $7.5 million (or 44.6%) increase in sales from coated film, a $0.44 million (or 122.0%) increase in water-based latex, a $0.74 million (or 22.4%) increase in color printing and a $0.55 million (or 8.2%) decrease in advanced film compared to 2012. In 2013, our domestic (China Mainland) sales increased slightly compared to 2012. In 2013 and 2012, sales generated domestically accounted for 86.3% and 85.0%, respectively, of our total revenues, and sales generated internationally from selling our advanced film, coated film, and color printing accounted for 14.1% and 15%, respectively.

Cost of Goods Sold

In 2013, cost of goods sold (“COGS”) increased $9.6 million (or 14.3%), from $67.4 million to $77.0 million, compared to 2012. COGS for 2013 and 2012 was 89.9% and 93.6% of our revenues, respectively. The decrease in COGS as a percentage of revenues from 2012 to 2013 was a result of high sales volume to absorb the fixed production costs.

Gross Profit

Our gross profit in 2013 was $8.6 million, a profit margin of 10.1%, an increase of 3.6% from 6.4% in 2012. The increase in profit margin from 2012 to 2013 was a result of high sales volume to absorb the fixed production costs.

Selling, General and Administrative Expenses (“SG&A”) Expenses

In 2013, our SG&A expenses increased by $0.7 million (or 7.8%) to $9.6 million, compared to $8.9 million in 2012. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase in R&D expenses of $0.9 million in connection with our ongoing investment in technology updates for our packaging products.

Impairment of Intangible Assets

At December 31, 2012, we evaluated our goodwill and patents for impairment and concluded that the assets should be impaired in their entirety. Accordingly we recognized an impairment loss of $2.0 million and $1.8 million related to goodwill and patents, respectively. There were no such impairments in 2013.

Loss on Write off of Assets

During 2012, we sold certain subsidiary assets for a loss of $1.5 million and wrote off the value of other assets by $0.6 million. There were no such losses in 2013.

Interest Expense, net

In 2013, interest expense increased by $0.1 million (or 6.0%) to $1.5 million, compared to $1.4 million in 2012, primarily due to additional short-term and long-term loans, which increased by $11.2 million in 2013.

Other Income, net

In 2013, other income decreased by $0.8 million (49.2%) to $0.84 million, compared to $1.7 million in 2012. For the year ended December 31, 2013 we recognized a $0.8 million gain from the sale of certain fixed assets.

Income Tax Expense

In 2013, we recorded a tax provision of $0.4 million, compared to $0.5 million in 2012. Our effective tax rates for 2013 and 2012 were (23%) and (5)%, respectively. The change in the effective tax rate is due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries. This resulted in us providing a provision for income taxes in 2013 and 2012 even though we incurred an overall net loss.

Net Loss

In 2013, we incurred a net loss of $1.7 million, representing a decrease in net loss of $7.4 million (or 81.4%) from a net loss of $9.1 million in 2012. The change in net loss was principally due to other income recognized in 2013 and the absence of a loss on write off of assets and impairment of fixed assets in 2013, as explained above.

Liquidity and Capital Resources

At December 31, 2013, we had $9.1 million in cash and equivalents on hand, compared to $4.2 million at December 31, 2012, and had working capital of $6.3 million at December 31, 2013 and 2012. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the years ended December 31, 2013 and 2012:

	2013	2012
Net cash used in operating activities	$(5,260,177)	$(2,559,753)
Net cash provided by (used in) investing activities	299,065	(2,768,009)
Net cash provided by financing activities	9,660,797	6,699,931
Effect of exchange rate changes on cash and equivalents	203,120	29,206
Net increase in cash and equivalents	4,902,805	1,401,375
Cash and equivalents at beginning of year	4,233,183	2,831,808
Cash and equivalents at end of year	$9,135,988	$4,233,183

Operating Activities

Net cash used in operating activities in 2013 was $5.3 million, an increase of $2.7 million, compared to $2.6 million used in 2012. The increase in the use of cash in operating activities during 2013, compared to 2012, was comprised primarily of changes in working capital components. The changes in working capital components that primarily contributed to the increase in cash flow used in operating activities for 2013.

Investing Activities

Net cash generated in investing activities in 2013 was $.03 million, an increase of $3.1 million, compared to net cash used of $2.8 million in 2012. During 2012, we used $2.6 million for the acquisition of property and equipment. The property and equipment were purchased for the construction of a new BOPP film production line and a fully automated plant equipped with state-of-the-art production machinery, which commenced in 2010. In 2013 we generated $2.3 million from sale of assets and we used $1.0 million for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for 2013 was $9.7 million, an increase of $2.9 million, compared to 2012. During 2013, we received proceeds from short-term loans of $41.2 million, compared to $28.0 million in 2012, and we repaid $31.0 million of short-term loans, compared to $22.3 million in 2012.

Assets

Our total assets as of December 31, 2013 were $98.9 million, an increase of $21.4 million, compared to $77.5 million as of December 31, 2012. The increase was primarily due to increase of $11.3 million in advances to suppliers, $6.3 million in cash and equivalents, $2.6 million in accounts receivable, and $2.7 million in other receivables, offset by a decrease of $2.6 million in property and equipment,. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $22.5 million as of December 31, 2013 compared to December 31, 2012, principally due to increase in short-term loans from $12.5 million as of December 31, 2012 to $28.9 million, and increase in accounts payable of $5.1 million and other payables of $3.1 million, respectively.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at December 31, 2013) on the loan. During the year ended December 31, 2013, we repaid $1.6 million of the January 24, 2011 loan.

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

During 2013, we paid $31.1 million of our short-term loans and borrowed an additional $41.2 million. The current outstanding short-term loans are due through December 2014. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw material, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

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

Inventory, Net

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventory with this market value and allowance is made to write down inventory to market value, if lower

Revenue Recognition

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value (“FV”) at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” FASB ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under FASB ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2013 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$28,862,794	$-	$-	$-	$28,862,794
Long-term loans	-	-	-	9,822,000	9,822,000
Interest on loan obligations	1,403,472	1,296,504	784,173	-	3,484,149
Total	$30,266,266	$1,296,504	$784,173	$9,822,000	$42,168,943

Seasonality of our Sales

The first quarter of the calendar year is typically the slowest season of the year for us due to the Chinese New Year holiday. During this period, accounts receivable collection tends to be very slow and we also need to purchase raw material to prepare for the upcoming busier seasons.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-balance sheet arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2013, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this report.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2013.

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

During 2013, the board met 6 times and acted by unanimous consent 4 times. We had three standing committees in 2013 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 80% of the meetings of the board and meetings of the committees on which they served that were held in 2013 during the term of their service on the board and each committee. We strongly encourage our Board of Directors to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2013 membership and meeting information for each of the committees.

Name	Audit	Compensation	Nominating
Jian Fu

Yuet Ying

Zhenhuan Yuan	X*	X*	X

2013 Meetings	4	0	2

2013 Consents	4	0	2

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

Audit Committee Financial Expert

The Board of Directors has examined the composition of the Audit Committee in light of the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that our Audit Committee is comprised of an “independent” director within the meaning of the Exchange Act and the rules and regulations thereunder. Mr. Yuan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2013, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2013.

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

Change in
Pension
						Non-Equity	Value and
						Incentive	Nonqualified
			Stock	Option		Plan	Deferred	All Other
Name and		Salary	Awards	Awards	Bonus	Compensation	Compensation	Compensation
Principal Position	Year	($)*	($)	($)	($)*	($)	Earnings ($)	($)	Total ($)*
Qingtao Xing, President and Chief Executive Officer	2013 2012 2011	9054 8516 8313	— — —	— — —	36494 35451 21931	— — —	— — —	— — —	45548 43967 402445

Xuezhu Xu, Interim Chief Financial Officer and Corporate Controller	2013 2012 2011	8371 7983 7879	— — —	— — —	17089 16543 15479	— — —	— — —	— — —	25460 24526 23359

Jian Fu, Executive Vice President of Manufacturing	2013 2012 2010	8730 8516 8313	— — —	— — —	20980 19327 18576	— — —	— — —	— — —	29710 27843 26889

MingBiao Li, Chief Operating Officer	2013 2012 2011	8267 8131 7988	— — —	— — —	20443 19327 18576	— — —	— — —	— — —	28710 274584 26564

*

Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the US dollar equivalent based on a conversion rate of $1=6.1920RMB and RMB6.4599 at December 31, 2013 and 2012, respectively.

Narrative Disclosure to Summary Compensation Table

Compensation paid to our named executives in 2013 consisted solely of cash salary and bonus. However, in the future, our named executive officers may be eligible to receive other forms of compensation.

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

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2013.

Change in
Pension
Value and
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Jian Fu (1)	—	—	—	—	—	—	—
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	15,000	—	—	—	—	—	15,000

Narrative to Director Compensation Table

Mr. Fu is executive officers of Shiner and did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2013 fiscal year. The only non-executive director received a $3,750 quarterly cash retainer.

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

			Amount
			&Nature of	Percent
Name & Address of Beneficial			Beneficial	of
Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)

Officers and Directors

Yuet Ying	Director	Common Stock, $0.001 par value	11,518,408	41.22%

Jian Fu (3)	Chief Executive Officer and Director	Common Stock, $0.001 par value	51,000	*

Qingtao Xing	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	-	*

XueZhu Xu (4)	Chief Operating Officer	Common Stock, $0.001 par value	40,000	*

MingBao Li	Director	Common Stock, $0.001 par value	-	*

Zhenhuan Yuan (5)	Non-Executive and Non- Voting Director		30,000	*

All Officers and Directors as a group (5 persons named above)	-	-	11,639,408	41.65%

		5% Security Holders

First Wilshire Securities Management, Inc. (6) 1224 East Green Street, Suite 200, Pasadena, California 91106		Common Stock, $0.001 par value	2,420,544	8.66%

Yuet Ying		Common Stock, $0.001 par value	11,518,408	41.22%
_______________________
*	Less than 1 percent

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Related Fees

The following table sets forth fees billed to us by Goldman Kurland and Mohidin, LLP for professional services rendered for 2013 and 2012:

	2013	2012
Audit Fees	$107,000	$109,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$107,000	$109,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2013 and 2012, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Kurland and Mohidin, LLP in connection with statutory and regulatory filings or engagements for the relevant year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for years 2013 and 2012, respectively, for assurance and related services by Goldman Kurland and Mohidin, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

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

21	List of Subsidiaries.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

_________________________
* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

            Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April, 2014.

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

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	April 3, 2013
Qingtao Xing

/s/XueZhu Xu	Interim Chief Financial Officer	April 3, 2013
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	April 3, 2013
Yuet Ying

/s/ Jian Fu	Director	April 3, 2013
Jian Fu

/s/ Zhenhuan Yuan	Director	April 3, 2013
Zhenhuan Yuan

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheets of Shiner International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Shiner International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shiner International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Goldman Kurland and Mohidin LLP
Encino, California
March 26, 2014

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash and equivalents	$9,135,988	$4,233,183
Restricted cash	2,404,734	925,039
Accounts receivable, net of allowance for doubtful
accounts of $960,182 and $850,123 at December 31, 2013 and 2012	10,414,541	7,807,846
Other receivables	3,333,233	651,971
Advances to suppliers	26,453,255	15,141,398
Notes receivable	652,733	542,802
Inventory, net	10,620,622	10,110,732
Prepaid expenses and other current assets	202,896	59,566

Total current assets	63,218,002	39,472,537

Property and equipment, net	28,094,154	30,689,391
Construction in progress	6,251,585	5,840,483
Advance for purchase of equipment	226,506	426,536
Intangible assets, net	1,081,398	1,069,988

TOTAL ASSETS	$98,871,645	$77,498,935

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,003,387	$6,808,524
Other payables	11,409,170	8,213,146
Unearned revenue	4,565,107	1,622,318
Accrued payroll	122,309	147,722
Short-term loans	28,862,794	16,404,115

Total current liabilities	56,962,767	33,195,825

Long-term loans	9,822,000	11,095,000

Total liabilities	66,784,767	44,290,825

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,810,734	5,745,728
Statutory reserve	3,644,905	3,414,514
Retained earnings	7,613,273	9,526,528

Total Shiner stockholders' equity	32,374,935	32,992,793

Noncontrolling interest	(288,057)	215,317

Total equity	32,086,878	33,208,110

TOTAL LIABILITIES AND EQUITY	$98,871,645	$77,498,935

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)

	2013	2012

Net revenue	$85,641,394	$72,036,187
Cost of goods sold	77,016,733	67,397,899
Gross profit	8,624,661	4,638,288

Operating expenses:
Selling	2,757,835	2,648,251
General and administrative	6,836,517	6,248,043
Impairment of intangible assets	-	3,819,214
Loss on write off of assets	-	2,106,379
Total operating expenses	9,594,352	14,821,887
Loss from operations	(969,691)	(10,183,599)

Non-operating income (expense):
Other income, net	839,115	1,651,176
Interest income	243,686	40,877
Interest expense	(1,752,069)	(1,464,104)
Exchange loss	(132,790)	(55,588)
Total non-operating income (expense)	(802,058)	172,361
Loss before income tax	(1,771,749)	(10,011,238)
Income tax expense	414,693	546,057
Net loss	(2,186,442)	(10,557,295)

Net loss attributed to noncontrolling interest	(503,578)	(1,496,446)
Net loss attributed to Shiner	$(1,682,864)	$(9,060,849)

Comprehensive loss:
Net loss	$(2,186,442)	$(10,557,295)
Foreign currency translation gain	1,065,006	332,294
Comprehensive loss	$(1,121,436)	$(10,225,001)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Loss per share attributed to Shiner common stockholders:
Basic	$(0.06)	$(0.33)
Diluted	$(0.06)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Other			Total
	Common Stock		Paid in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity

Balance, December 31, 2011	27,603,336	$27,603	$14,332,392	$(58,036)	$5,426,393	$3,523,273	$18,478,618	$41,730,243	$1,698,804	$43,429,047

Stock compensation expense for options issued	-	-	4,064	-	-	-	-	4,064	-	4,064

Foreign currency translation gain	-	-	-	-	319,335	-	-	319,335	12,959	332,294

Net loss	-	-	-	-	-	-	(9,060,849)	(9,060,849)	(1,496,446)	(10,557,295)

Transfer from statutory reserve	-	-	-	-	-	(108,759)	108,759	-	-	-

Balance, December 31, 2012	27,603,336	27,603	14,336,456	(58,036)	5,745,728	3,414,514	9,526,528	32,992,793	215,317	33,208,110

Foreign currency translation gain	-	-	-	-	1,065,006	-	-	1,065,006	204	1,065,210

Net loss	-	-	-	-	-	-	(1,682,864)	(1,682,864)	(503,578)	(2,186,442)

Transfer from statutory reserve	-	-	-	-	-	230,391	(230,391)	-	-	-

Balance, December 31, 2013	27,603,336	$27,603	$14,336,456	$(58,036)	$6,810,734	$3,644,905	$7,613,273	$32,374,935	$(288,057)	$32,086,878

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,186,442)	$(10,557,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,139,763	3,245,986
Amortization	23,376	236,594
Stock compensation expense	-	4,064
Gain on sale of assets	(815,877)	-
Impairment of intangible assets	-	3,819,214
Loss on write off of assets	-	2,106,379
Change in working capital components:
Accounts receivable	(2,318,948)	(4,390)
Other receivables	(2,788,033)	211,987
Inventory	(175,786)	220,441
Notes receivable	(90,885)	-
Advances to suppliers	(10,669,757)	(5,022,577)
Other assets	525	149,453
Accounts payable and accrued expenses	4,905,812	1,635,791
Unearned revenue	2,850,731	301,598
Other payables	2,895,196	1,140,643
Accrued payroll	(29,852)	(47,641)
Net cash used in operating activities	(5,260,177)	(2,559,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	2,307,080	1,226,825
Issuance of notes receivable	-	(542,802)
Payment on note receivable	-	7,925
Payments for property and equipment	(1,062,646)	(2,592,970)
Increase in restricted cash	(945,369)	(866,987)
Net cash provided by (used in) investing activities	299,065	(2,768,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(31,082,570)	(22,354,037)
Proceeds from short-term loans	41,227,867	27,992,018
Proceeds from long-term loans	-	1,061,950
Increase in restricted cash	(484,500)	-
Net cash provided by financing activities	9,660,797	6,699,931

Effect of exchange rate changes on cash and cash equivalents	203,120	29,206

NET INCREASE IN CASH AND EQUIVALENTS	4,902,805	1,401,375

CASH AND EQUIVALENTS, BEGINNING BALANCE	4,233,183	2,831,808

CASH AND EQUIVALENTS, ENDING BALANCE	$9,135,988	$4,233,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,752,069	$1,265,341
Income taxes paid	$-	$7,613

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and other comprehensive income (loss).

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at December 31, 2013 and 2012:

	2013	2012

Operating equipment	$24,202,642	$25,868,886
Vehicles	711,197	695,724
Office equipment	249,203	231,234
Buildings	12,778,948	12,183,492
	37,941,990	38,979,336
Less accumulated depreciation	(9,847,836)	(8,289,945)
	$28,094,154	$30,689,391

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at December 31, 2013 and 2012 were $6.3 million and $5.8 million, respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2013 and 2012, respectively, RMB23.8 million ($3.9 million based on the exchange rate at December 31, 2013) and RMB26.7 million ($4.2 million based on the exchange rate at December 31, 2012 was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2013 and 2012, the Company amortized $469,965 and $384,363, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2013 and 2012, respectively, RMB11.4 million ($1.9 million based on the exchange rate at December 31, 2012) and RMB12.8 million ($2.0 million based on the exchange rate at December 31, 2012) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2013 and 2012, the Company amortized $226,100 and $184,917, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of December 31, 2013) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2013 and 2012, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2013 and 2012, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets, net

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2013 and 2012, the Company performed the required impairment review which resulted in an impairment charge of $1,780,436 for 2012. No impairment adjustment was required at December 31, 2013.

Goodwill

Goodwill is the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests, and more frequently if circumstances dictate. The impairment testing is based on the FV of the reporting units, which is estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses. As of December 31, 2012, the Company performed the required impairment review which resulted in an impairment charge of $2,038,778 for 2012, which was the entire goodwill balance.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.”

As of December 31, 2013 and 2012, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the years ended December 31, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

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

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for 2013 and 2012 were $4,996,123 and $4,093,034, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of December 31, 2013 and 2012.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” FASB ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under FASB ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options outstanding as of December 31, 2013 with weighted-average exercise prices of $0.95. All options were excluded from the diluted loss per share for 2013 and 2012 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for 2013 and 2012:

	2013		2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	27,541,491	$(0.06)	27,541,491	$(0.33)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings (loss) per share	27,541,491	$(0.06)	27,541,491	$(0.33)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,810,734 and $5,745,728 at December 31, 2013 and 2012, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments. See Note 14.

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

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory of $26,453,255and $15,141,398 at December 31, 2013 and 2012, respectively.

Note 4 – Inventory, net

Inventory at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Raw Material	$4,280,055	$4,264,823
Work in process	1,258,527	1,647,956
Finished goods	5,936,008	4,960,861
	11,474,590	10,873,640
Less: Obsolescence reserve	(853,968)	(762,908)
Inventory, net	$10,620,622	$10,110,732

Note 5 - Intangible Assets

Intangible assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Right to use land	$1,200,364	$1,162,234
Less: Accumulated amortization	(118,966)	(92,246)
Intangible assets, net	$1,081,398	$1,069,988

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Amortization of intangible assets is as follows, by years from December 31, 2013:

Year Ending December 31,

2014	$24,007
2015	24,007
2016	24,007
2017	24,007
2018	24,007
Thereafter	961,363
$1,081,398

Note 6 – Other Payables

Other payables at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Special purpose fund for Shi Zi Ling workshop	$3,890,331	$4,227,988
Special purpose fund for structure and equipment	1,903,008	2,317,006
Special purpose fund for expansion and equipment	288,278	282,922
Taxes Payable	1,386,592	652,751
Miscellaneous payables	3,940,961	732,479
	$11,409,170	$8,213,146

The $3,890,331 and $1,903,008 payables at December 31, 2013 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 7 - Debt

Short-term loans at December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012

From March 16, 2012 to February 18, 2013, with interest of 8.53% at December 31, 2012, collateralized by equipment	$-	$1,585,000

From June 19, 2012 to June 19, 2013, with interest of 8.20% at December 31, 2012, collateralized by equipment	-	2,377,500

From June 8, 2012 to June 7, 2013, with interest of 7.26% at December 31, 2012, collateralized by equipment	-	4,279,500

Various bank acceptance bills payable on various dates through June 10, 2013	-	3,758,527

From December 21, 2012 to June 21, 2013, with interest of 6.16% at December 31, 2012, collateralized by a building and equipment	-	792,500

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012,collateralized by a building and equipment	-	697,400

From September 10, 2012 to March 10, 2013, with interest of 6.16% at December 31, 2012, collateralized by a building and equipment	-	792,500

From November 27, 2012 to May 27, 2103, with various interest rates averaging 6.70%, collateralized by a letter of credit	-	2,121,188

From May 31, 2013 to May 31, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	6,548,000	-

From September 18, 2013 to September 17, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	2,455,500	-

From September 25, 2013 to September 24, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	4,092,500	-

From December 9, 2013 to June 9, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	1,637,000	-

From November 27, 2013 to November 27, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	3,274,000	-

From December 12, 2013 to December 12, 2014, with interest of 7.5% at December 31, 2013, collateralized by a building and equipment	4,583,600	-

From November 27, 2013 to November 27, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	842,400	-

From November 27, 2013 to November 27, 2014, with interest of 6.6% at December 31, 2013, collateralized by a building and equipment	1,473,300	-

Various bank acceptance bills and note payable that are payable on various dates through May 11, 2014	3,956,494	-

	$28,862,794	$16,404,115

Long-term loans at December 31, 2013 and 2012 consisted of the following:

	2013	2012

From January 24, 2011 to January 24, 2018, with interest of 6.60%, collateralized by buildings and land use rights	$982,200	$2,536,000

From February 10, 2011 to February 10, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,946,600	2,853,000

From February 16, 2011 to February 16, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,373,650	2,298,250

From February 17, 2011 to February 17, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,293,230	1,252,150

From March 25, 2011 to March 25, 2018, with interest of 6.60%, collateralized by buildings and land use rights	441,990	427,950

From November 30, 2011 to November 30, 2018, with interest of 6.60%, collateralized by buildings and land use rights	163,700	158,500

From December 23, 2011 to December 23, 2018, with interest of 6.60%, collateralized by buildings and land use rights	523,840	507,200

From March 19, 2012 to January 18, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,096,790	1,061,950

	$9,822,000	$11,095,000

Aggregate future maturities of long-term loans at December 31, 2013 are as follows:

Year Ending December 31,
2014	$-
2015	-
2016	-
2017	-
2018	9,822,000
$9,822,000

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

As of December 31, 2013, the Company drew down the entire RMB70 million credit facility.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the years ended December 31, 2013 and 2012:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2011	120,000	$1.03	$-
Granted	-	-
Canceled	(30,000)	1.25
Exercised	-	-
Outstanding at December 31, 2012	90,000	$0.95	$-
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2013	90,000	$0.95	$-
Exercisable at December 31, 2013	90,000	$0.95	$-

The number and weighted average exercise prices of all options outstanding as of December 31, 2013, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2013	Price	(Years)

$0.80	60,000	$0.80	2.94
$1.25	30,000	$1.25	0.43
	90,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2013, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2013	Price	(Years)

$0.80	60,000	$0.80	2.94
$1.25	30,000	$1.25	0.43
	90,000

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2013 and 2012:

Weighted
Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at December 31, 2011	521,664	$1.70
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2011	521,664	1.70
Granted	-	-
Canceled/Expired	(521,664)	1.70
Exercised	-	-
Outstanding at December 31, 2013	-	$-
Exercisable at December 31, 2013	-	$-

Note 9 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday) as follows:

  Shiner Industrial - a tax rate of 15% from January 1, 2009 to December 31, 2014 since it is recognized as a high-tech enterprise.

  Zhuhai - exemption from federal tax from January 1, 2008 to December 31, 2009. In addition, it also enjoyed a 50% federal tax reduction from January 1, 2010 to December 31, 2012.

Shiner Industrial acquired all of the assets of Shiny-Day and Modern in 2009, partially in response to the expiration of the tax holiday.

According to the new PRC income tax law, for enterprises to which the 15% tax rate was applicable previously, these rates shall apply from 2007 to 2012:

		Income Tax Rate-
Year	Tax Rate	Shiner Industrial
2007	15%	7.5%
2008	18%	9%
2009	20%	15%
2010	22%	15%
2011	24%	15%
2012	25%	15%

Income tax expense reflected in the consolidated statements of operations and other comprehensive loss consist of the following for 2013 and 2012:

	2013	2012
Current expense:
Federal	$-	$-
State	-	-
Foreign	414,693	546,057
	414,693	546,057
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$414,693	$546,057

The components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss	$598,000	$552,000
Total deferred tax assets	598,000	552,000
Less valuation allowance	(598,000)	(552,000)
	$-	$-

A reconciliation of tax at United States (“US”) federal statutory rate to provision for income tax recorded in the financial statements for 2013 and 2012 is as follows:

	2013	2012
Tax provision (benefit) at statutory rate	(34)%	(34)%
Foreign tax rate difference	9%	9%
US and Chinese current NOL for which no benefit is realized	48%	40%
Effect of tax holiday	0%	(10)%
Effective rate	23%	5%

The effect of the change of tax status was accounted for in accordance with FASB ASC Sub-Topic 740-10-25, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2012 net loss would have been increased by $167,000. The net effect on EPS had income tax been applied at the regular rates would have been $0.01.

Foreign pretax loss approximated ($1,638,000) and $(6,042,000) for 2013 and 2012 respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2013, $12,272,000 of accumulated undistributed earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $1,384,000 would have to be provided if such earnings were remitted currently.

Note 10 - Employee Welfare Plans

The expense for employee common welfare was $178,927 and $24,114 for the years ended December 31, 2013 and 2012, respectively.

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

The Company appropriated $230,391 and $(108,759) as reserve for the statutory surplus reserve and statutory common welfare fund for the years ended December 31, 2013 and 2012, respectively.

Note 12 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for either year ended December 31, 2013 or 2012.

One vendor provided 10% of the Company’s raw material purchases for the year ended December 31, 2013. The same vendor provided 13% of the Company’s raw material purchases for the year ended December 31, 2012. At December 31, 2013 and 2012, the Company owed this vendor $1,430,738 and $928,399, respectively.

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

Note 13 – Commitments and Contingencies

At December 31, 2013, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,005,122.

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

The following tables summarize the Company’s segment information for the years ended December 31, 2013 and 2012:

	2013	2012

Revenues from unrelated entities
Tobacco film	$50,209,720	$44,762,113
Water-based latex	803,720	362,105
Coated film	24,403,257	16,874,571
Color printing	4,040,127	3,300,878
Advanced film	6,184,570	6,736,520
	$85,641,394	$72,036,187

Intersegment revenues
Tobacco film	$8,584,482	$19,963,391

Water-based latex	43,067	458,014
Coated film	4,172,287	7,525,866
Color printing	690,751	1,472,154
Advanced film	1,057,392	3,004,411
	$14,547,979	$32,423,836

Total revenues
Tobacco film	$58,794,202	$64,725,504
Water-based latex	846,787	820,119
Coated film	28,575,544	24,400,437
Color printing	4,730,878	4,773,032
Advanced film	7,241,962	9,740,931
Less Intersegment revenues	(14,547,979)	(32,423,836)
	$85,641,394	$72,036,187

Loss from operations
Tobacco film	$334,650	$(5,638,478)
Water-based latex	195,261	41,453
Coated film	(644,696)	(2,867,856)
Color printing	(187,054)	(875,540)
Advanced film	(464,424)	(696,107)
Holding Company	(203,428)	(147,071)
	$(969,691)	$(10,183,599)

Interest income
Tobacco film	$142,867	$25,400
Water-based latex	2,287	205
Coated film	69,438	9,575
Color printing	11,496	1,873
Advanced film	17,598	3,824
Holding Company	-	-
	$243,686	$40,877

Interest expense
Tobacco film	$1,057,095	$882,934
Water-based latex	10,996	9,184
Coated film	419,302	350,220
Color printing	84,837	70,860
Advanced film	177,497	148,253
Holding Company	2,342	2,653
	$1,752,069	$1,464,104

Income tax expense
Tobacco film	$234,987	$328,522
Water-based latex	-	-
Coated film	143,371	155,469
Color printing	-	-
Advanced film	36,335	62,066
Holding Company	-	-
	$414,693	$546,057

Net income (loss)
Tobacco film	$(414,323)	$(5,864,586)

Water-based latex	186,552	32,474
Coated film	(893,735)	(2,909,685)
Color printing	(260,395)	(944,527)
Advanced film	(598,771)	(721,248)
Holding Company	(205,770)	(149,723)
	$(2,186,442)	$(10,557,295)

Provision for depreciation
Tobacco film	$1,896,657	$1,947,736
Water-based latex	20,105	42,312
Coated film	752,318	772,579
Color printing	152,216	156,315
Advanced film	318,467	327,044
Holding Company	-	-
	$3,139,763	$3,245,986

	December 31,
	2013	2012
Total Assets

Tobacco film	$52,780,171	$39,800,030
Water-based latex	657,568	585,061
Coated film	20,935,514	15,786,877
Color printing	4,235,864	3,194,145
Advanced film	8,862,310	6,682,816
Holding Company	11,400,218	11,450,006
	$98,871,645	$77,498,935

Note 15 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2013 and 2012 is as follows:

Geographical Areas	2013	2012

Chinese Main Land	$73,900,600	$61,225,743
Asia (outside Mainland China)	2,487,501	5,077,190
Australia	3,293,676	2,953,681
North America	3,169,571	1,488,111
Middle East	509,949	682,691
Europe	627,571	531,357
Africa	1,479,569	33,841
South America	172,957	43,573
	$85,641,394	$72,036,187

EXHIBIT INDEX

Exhibit	Description of Exhibit

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

21	List of Subsidiaries.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________________
* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.