Form 10-Q
period 2014-03-31
Shiner International, Inc.
filed 2014-05-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Other Comprehensive Income (Loss)	4
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8 - 20

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and equivalents	$7,593,737	$9,135,988
Restricted cash	3,132,646	2,404,734
Accounts receivable, net of allowance for doubtful accounts of $1,049,862 and $960,182 at March 31, 2014 and December 31, 2013	6,457,775	10,414,541
Other receivables	6,208,055	3,333,233
Advances to suppliers	30,506,064	26,453,255
Notes receivable	97,380	652,733
Inventory, net	12,234,716	10,620,622
Prepaid expenses and other current assets	57,168	202,896

Total current assets	66,287,541	63,218,002

Property and equipment, net	28,831,283	28,094,154
Construction in progress	4,493,500	6,251,585
Advance for purchase of equipment	205,767	226,506
Intangible assets, net	1,066,277	1,081,398

TOTAL ASSETS	$100,884,368	$98,871,645
LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$10,878,167	$12,003,387
Other payables	11,410,368	11,409,170
Unearned revenue	2,342,897	4,565,107
Accrued payroll	131,958	122,309
Short-term loans	34,180,762	28,862,794

Total current liabilities	58,944,152	56,962,767

Long-term loans	9,738,000	9,822,000

Total liabilities	68,682,152	66,784,767

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,521,306	6,810,734
Statutory reserve	3,791,669	3,644,905
Retained earnings	7,865,636	7,613,273

Total Shiner stockholders' equity	32,484,634	32,374,935

Noncontrolling interest	(282,418)	(288,057)

Total equity	32,202,216	32,086,878

TOTAL LIABILITIES AND EQUITY	$100,884,368	$98,871,645

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013
Net revenue	$23,494,694	$13,843,529
Cost of goods sold	20,914,883	12,930,090
Gross profit	2,579,811	913,439
Operating expenses:
Selling	965,305	665,425
General and administrative	1,316,358	1,431,093
Total operating expenses	2,281,663	2,096,518

Income (loss) from operations	298,148	(1,183,079)

Non-operating income (expense):
Other income, net	932,941	1,007,440
Interest income	6,651	61,350
Interest expense	(538,042)	(374,156)
Exchange loss	(4,030)	(38,060)
Total non-operating income	397,520	656,574
Income (loss) before income tax	695,668	(526,505)

Income tax expense	293,342	-
Net income (loss)	402,326	(526,505)
Net income attributed to noncontrolling interest	3,199	15
Net income (loss) attributed to Shiner	$399,127	$(526,520)

Comprehensive income (loss):
Net income (loss)	$402,326	$(526,505)
Foreign currency translation gain (loss)	(289,428)	188,791
Comprehensive income (loss):	$112,898	$(337,714)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491
Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$402,326	$(526,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	924,018	840,058
Amortization	5,916	5,761
Decrease in restricted cash	226,989	-
Change in working capital components:
Accounts receivable	3,896,293	1,446,735
Other receivables	(2,949,357)	-
Inventory	(1,717,531)	(2,336,525)
Notes receivable	553,835	-
Advances to suppliers	(4,310,681)	2,400,183
Other assets	175,058	(213,290)
Accounts payable and accrued expenses	(1,030,427)	312,212
Unearned revenue	(2,199,309)	(509,406)
Other payables	97,780	(286,238)
Accrued payroll	10,772	(2,911)
Net cash provided by (used in) operating activities	(5,914,318)	1,130,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	-	85,604
Issuance of notes receivable	-	545,241
Payments for property and equipment	(172,474)	-
Payments for construction in progress	-	(360,755)
Net cash provided by (used in) investing activities	(172,474)	270,090

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(8,002,015)	(5,458,476)
Proceeds from short-term loans	13,607,968	4,941,956
Increase in restricted cash	(981,000)	(789,430)
Net cash provided by (used in) financing activities	4,624,953	(1,305,950)

Effect of exchange rate changes on cash and cash equivalents	(80,412)	27,994

NET INCREASE IN CASH AND EQUIVALENTS	(1,542,251)	122,208

CASH AND EQUIVALENTS, BEGINNING BALANCE	9,135,988	4,233,183

CASH AND EQUIVALENTS, ENDING BALANCE	$7,593,737	$4,355,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$515,969	$374,156
Income taxes paid	$62,785	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc., a Nevada corporation (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2014. The results for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Organization and Line of Business

The Company was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries manufactures Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout the People’s Republic of China (“China” or “PRC”), Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

The net income attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with ASC Topic 830, “Foreign Currency Matters,” with the RMB as the functional currency. According to ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and other comprehensive income (loss).

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

Restricted Cash

Restricted cash consists of monies restricted by the Company’s lenders related to its outstanding debt obligations.

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

Other Receivables

Other receivables consist of amounts due from customers and other unrelated third parties. The amounts are non-interest bearing and generally due upon demand.

Advances to Suppliers

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

To ensure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined no reserve was necessary for advances to suppliers. The advances to suppliers are interest free and unsecured.

Notes Receivable

Notes receivable consist of bank notes received from customers as payment of their accounts receivable. The notes are guaranteed by banks and bear no interest. The notes are generally due within twelve months from the date of issuance.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings and improvements	20 years

The following are the details regarding the Company’s property and equipment at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
		(Audited)
Operating equipment	$25,618,781	$24,202,642
Vehicles	690,289	711,197
Office equipment	182,836	249,203
Buildings	12,669,659	12,778,948
	39,161,565	37,941,990
Less accumulated depreciation	(10,330,282)	(9,847,836)
	$28,831,283	$28,094,154

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at March 31, 2014 and December 31, 2013 were $4.5 million and $6.3 million (audited), respectively, which include the facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010. In October 2009, the Company received a government grant for this project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2014 and December 31, 2013 respectively, RMB23.0 million ($3.7 million based on the exchange rate at March 31, 2014) and RMB23.8 million ($3.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2014 and 2013, the Company amortized $118,946 and $115,818, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2014 and December 31, 2013, respectively, RMB11.1 million ($1.8 million based on the exchange rate at March 31, 2014) and RMB11.4 million ($1.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). The amount of the government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2014 and 2013, the Company amortized $57,225 and $55,720, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of March 31, 2014) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2014 and December 31, 2013, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 6). If the government determines the funds were used for their intended purpose, the amount of the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2014 and December 31, 2013 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at March 31, 2014 or December 31, 2013 (audited).

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

  Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of March 31, 2014 and December 31, 2013 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the three months ended March 31, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the three months ended March 31, 2014 and 2013 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2014 and 2013 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three months ended March 31, 2014 and 2013 were $712,251 and $650,606, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 90,000 options outstanding as of March 31, 2014 and December 31, 2013.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 90,000 options and 0 warrants outstanding as of March 31, 2014 with weighted-average exercise prices of $0.95 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$0.01	27,541,491	$(0.02)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings per share	27,541,491	$0.01	27,541,491	$(0.02)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,521,306 and $6,810,374 at March 31, 2014 and December 31, 2013 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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
MARCH 31, 2014 AND 2013 (Unaudited)

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

Note 3 – Advances to Suppliers

Advances to suppliers represent prepayment to vendors for the purchases of inventory.

Note 4 – Inventory, net

Inventory at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
		(Audited)
Raw Material	$4,363,697	$4,280,055
Work in process	1,935,037	1,258,527
Finished goods	6,766,033	5,936,008
	13,064,767	11,474,590
Less: Obsolescence reserve	(830,051)	(853,968)
Inventory, net	$12,234,716	$10,620,622

Note 5 - Intangible Assets, net

Intangible assets at March 31, 2014 and December 31, 2013 consisted of rights to use land as follows:

	March 31,	December 31,
	2014	2013
		(Audited)
Right to use land	$1,190,098	$1,200,364
Less: Accumulated amortization	(123,821)	(118,966)
Intangible assets, net	$1,066,277	$1,081,398

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 6 – Other Payables

Other payables at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
		(Audited)
Special purpose fund for Shi Zi Ling workshop	$3,738,986	$3,890,331
Special purpose fund for structure and equipment	1,812,125	1,903,008
Special purpose fund for expansion and equipment	291,848	288,278
Taxes Payable	1,395,369	1,386,592
Miscellaneous payables	4,172,040	3,940,961
	$11,410,368	$11,409,170

The $3,738,986, $1,812,125 and $291,848 payables at March 31, 2014 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Note 7 - Debt

Short-term loans at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
		(Audited)

From May 31, 2013 to May 31, 2014, with interest of 6.6%, collateralized by a building and equipment.	6,492,000	6,548,000

From September 18, 2013 to September 17, 2014, with interest of 6.60%, collateralized by a building and equipment.	2,434,500	2,455,500

From September 25, 2013 to September 24, 2014, with interest of 6.6%, collateralized by a building and equipment.	4,057,500	4,092,500

From December 9, 2013 to June 9, 2014, with interest of 6.6%, collateralized by a building and equipment.	1,623,000	1,637,000

From November 27, 2013 to November 27, 2014, with interest of 6.6%, collateralized by a building and equipment.	3,246,000	3,274,000

From December 12, 2013 to December 12, 2014, with interest of 7.5%, collateralized by a building and equipment.	-	4,583,600

From November 27, 2013 to November 27, 2014, with interest of 6.6%, collateralized by a building and equipment.	835,196	842,400

From November 27, 2013 to November 27, 2014, with interest of 6.6%, collateralized by a building and equipment.	1,460,700	1,473,300

From March 20, 2014 to September 20, 2014, with interest of 7.0%, collateralized by a building and equipment.	2,434,500	-

From March 25, 2014 to September 25, 2014, with interest of 7.0%, collateralized by a building and equipment.	2,109,900	-

From March 28, 2014 to September 28, 2014, with interest of 6.16%, collateralized by a building and equipment.	1,623,000	-

From March 28, 2014 to March 28, 2015, with interest of 6.0%, collateralized by a building and equipment.	1,623,000	-

From March 28, 2014 to March 28, 2015, with interest of 6.6%, collateralized by a building and equipment.	3,246,000	-

Various bank acceptance bills that are payable on various dates through June 4, 2014.	2,995,466	3,956,494

	$34,180,762	$28,862,794

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Long-term loans at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
		(Audited)

From January 24, 2011 to January 24, 2018, with interest of 6.60%, collateralized by buildings and land use rights	$973,800	$982,200

From February 10, 2011 to February 10, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,921,400	2,946,600

From February 16, 2011 to February 16, 2018, with interest of 6.60%, collateralized by buildings and land use rights	2,353,350	2,373,650

From February 17, 2011 to February 17, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,282,170	1,293,230

From March 25, 2011 to March 25, 2018, with interest of 6.60%, collateralized by buildings and land use rights	438,210	441,990

From November 30, 2011 to November 30, 2018, with interest of 6.60%, collateralized by buildings and land use rights	162,300	163,700

From December 23, 2011 to December 23, 2018, with interest of 6.60%, collateralized by buildings and land use rights	519,360	523,840

From March 19, 2012 to January 18, 2018, with interest of 6.60%, collateralized by buildings and land use rights	1,087,410	1,096,790

	$9,738,000	$9,822,000

Aggregate future maturities of long-term loans at March 31, 2014 are as follows:

Year ending March 31,
2015	$-
2016	-
2017	-
2018	9,738,000
$9,738,000

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
MARCH 31, 2014 AND 2013 (Unaudited)

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

As of March 31, 2014, the Company drew down the entire RMB70 million credit facility.

Note 8 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2014:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2013	90,000	$0.95	$-
Granted	-
Canceled	-
Exercised	-
Outstanding at March 31, 2014	90,000	$0.95	$-
Exercisable at March 31, 2014	90,000	$0.95	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2014, are as follows:

Options Outstanding
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2014	Price	(Years)

$0.80	60,000	$0.80	2.69
$1.25	30,000	$1.25	0.18
	90,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2014, are as follows:

Options Exercisable
			Weighted
		Weighted	Average
	Number	Average	Remaining
	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2014	Price	(Years)

$0.80	60,000	$0.80	2.69
$1.25	30,000	$1.25	0.18
	90,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Warrants

There are no warrants outstanding as of March 31, 2014.

Note 9 - Employee Welfare Plans

The expense for employee common welfare was $24,407 and $21,076 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company appropriated $146,764 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2014 and 2013, respectively.

Note 11 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three months ended March 31, 2014 or 2013. One vendor provided 20% of the Company’s raw materials for the nine months ended March 31, 2014, as compared to one vendor that provided 13% of the Company’s raw material purchases for the three months ended March 31, 2013. At March 31, 2014, the Company owed this vendor $0.

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

Note 12 – Commitments and Contingencies

At March 31, 2014, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,383,347.

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2014 and 2013:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues from unrelated entities

Tobacco film	$15,698,260	$7,388,058
Water-based latex	105,294	199,184
Coated film	4,929,152	3,518,889
Color printing	1,362,905	951,483
Advanced film	1,399,083	1,785,915

	$23,494,694	$13,843,529
Intersegment revenues

Tobacco film	$308,427	$1,013,187
Water-based latex	43,600	42,457
Coated film	96,844	482,575
Color printing	26,777	130,485
Advanced film	27,488	244,918

	$503,136	$1,913,622
Total revenues

Tobacco film	$16,006,687	$8,401,245
Water-based latex	148,894	241,641
Coated film	5,025,996	4,001,464
Color printing	1,389,682	1,081,968
Advanced film	1,426,571	2,030,833
Less Intersegment revenues	(503,136)	(1,913,622)

	$23,494,694	$13,843,529
Income (loss) from operations

Tobacco film	$891,987	$(669,092)
Water-based latex	23,015	52,507
Coated film	(11,276)	(346,197)
Color printing	(373,016)	(77,865)
Advanced film	(29,134)	(107,626)
Holding Company	(203,428)	(34,806)

	$298,148	$(1,183,079)
Interest income

Tobacco film	$4,444	$32,740
Water-based latex	30	883
Coated film	1,395	15,595
Color printing	386	4,217
Advanced film	396	7,915
Holding Company	-	-

	$6,651	$61,350

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

Interest expense

Tobacco film	$325,408	$225,689
Water-based latex	3,385	2,348
Coated film	129,075	89,521
Color printing	26,116	18,113
Advanced film	54,638	37,896
Holding Company	(580)	589

	$538,042	$374,156

Income tax expense

Tobacco film	$194,776	$-
Water-based latex	-	-
Coated film	76,774	-
Color printing	-	-
Advanced film	21,792	-
Holding Company	-	-

	$293,342	$-

Net income (loss)

Tobacco film	$993,035	$(352,205)
Water-based latex	19,660	51,043
Coated film	27,388	(115,290)
Color printing	(398,745)	(91,761)
Advanced film	(36,164)	17,103
Holding Company	(202,848)	(35,395)

	$402,326	$(526,505)

Provision for depreciation

Tobacco film	$555,651	$504,455
Water-based latex	10,073	10,320
Coated film	220,401	200,095
Color printing	44,594	40,485
Advanced film	93,299	84,703
Holding Company	-	-

	$924,018	$840,058

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (Unaudited)

	As of	As of
	March 31,	December 31,
Total Assets	2014	2013
		(Audited)
Tobacco film	$54,058,188	$52,780,172
Water-based latex	657,568	657,568
Coated film	21,442,446	20,935,514
Color printing	4,338,431	4,235,864
Advanced film	9,076,901	8,862,310
Holding Company	11,310,834	11,400,217
	$100,884,368	$98,871,645

Note 14 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
Geographical Areas	2014	2013

Chinese Mainland	$21,291,890	$10,685,026
Asia (outside Mainland China)	1,198,882	1,518,646
Australia	655,849	1,043,564
North America	186,364	311,250
Middle East	118,416	107,660
Europe	-	110,791
South America	43,293	66,592
	$23,494,694	$13,843,529

Note 15 – Subsequent Event

In April 2014, the Company obtained a RMB120 million (approximately $19.5 million) loan from a trust company.  The loan will be drawn down over the next year to fund the Company’s construction in progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, “Risk Factors” included in the Company annual report on Form 10-K filed on April 3, 2014.

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

The table below shows the percentage of revenue by each of our business segments for the three months ended March 31, 2014 and 2013:

	Percent of Revenue
	Three Months Ended March 31,
	2014	2013
BOPP tobacco film	66.8%	53.4%
Water-based latex	0.4%	1.4%
Coated film	21.0%	25.4%
Color printing	5.8%	6.9%
Advanced film	6.0%	12.9%
	100.0%	100.0%

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations during the three-month periods ended March 31, 2014 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,		$	%
	2014	2013	Change	Change
Revenues	$23,494,694	$13,843,529	$9,651,165	69.7%
Cost of goods sold	20,914,883	12,930,090	7,984,793	61.8%
Gross profit	2,579,811	913,439	1,666,372	182.4%
Selling, general and administrative expenses	2,281,663	2,096,518	185,145	8.8%
Interest expense, net of interest income	531,391	312,806	218,585	69.9%
Other income (expense), net	932,941	1,007,440	(74,499)	(7.0)%
Exchange gain (loss)	(4,030)	(38,060)	34,030	89.4%
Income tax expense	293,342	-	293,342	100.0%
Net income attributed to noncontrolling interest	3,199	15	3,184	21227%
Net income (loss) attributed to Shiner	$399,127	$(526,520)	$925,647	175.8%

Revenues

Revenues for the three months ended March 31, 2014 increased $9.7 million (or 69.7%), to $23.5 million, compared to $13.8 million in the 2013 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, and color printing, which, was partially offset by a small decrease in revenues generated from the sale of water-based index and advanced film. In the first quarter of 2014, revenue from BOPP tobacco increased $8.3 million (or 112.5%) to $15.7 million, up from $7.4 million ; revenue from coated film increased $1.4 million (or 40.1%) to $4.9 million, up from $3.5 million; revenue from color printing increased $0.4 million to $1.4 million, up from $1.0 million; revenue from water-based latex decreased $93,890 (or 47.1%) to $105,294, from $199,184; and revenue from advanced film decreased $0.4 million (or 21.7%) to $1.4 million, from $1.8 million. In the first quarter of 2014, our domestic (China Mainland) sales increased as a percentage of total sales from 77.2% in the first quarter of 2013 to 90.6% in the first quarter of 2014.

Cost of Goods Sold

For the three months ended March 31, 2014, cost of goods sold (“COGS”) increased $8.0 million (or 61.8%), from $12.9 million in the 2013 to $20.9 million. COGS for the first quarters of 2014 and 2013 were 89.0% and 93.4% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the first quarter 2013 to the first quarter 2014 was a result of high sales volume to absorb the fixed production costs.

Gross Profit

Our gross profit for the three months ended March 31, 2014 was $2.6 million, with a profit margin of 11.0%, a 4.4% increase from 6.6% in the first quarter of 2013. The increase in gross profit for the first quarter 2013 to the first quarter 2014 was a result of high sales volume to absorb the fixed production costs.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended March 31, 2014, our SG&A expenses increased by $0.2 million (or 8.8%) to $2.3 million, compared to $2.1 million in the 2013 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase in R&D and marketing expenses.

Interest Expense, net

For the three months ended March 31, 2014, interest expense, net increased by $218,585 (or 69.9%) to $531,391, compared to $312,806 in the 2013 period, primarily due to the amount of short-term and long-term loans outstanding.

Other Income, net

For the three months ended March 31, 2014, there was other income of $0.9 million representing a decrease of $74,499, compared to other income of $1.0 million for the same period in 2013. In the 2014 first quarter, we did not recognize any subsidy income from PRC governmental agencies for developing technology and R&D projects, as compared to $0.8 million in the 2013 period.

Income Tax Expense (Benefit)

For the three months ended March 31, 2014, we recorded a tax provision of $293,342, compared to a tax provision of nil in the 2013 period. Our effective tax rates for the first quarters of 2014 and 2013 were 42.2% and 0.0%, respectively. The effective tax rate is higher in 2014 due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income (Loss)

For the three months ended March 31, 2014, we generated a net profit of $0.4 million, representing an increase of $0.9 million (or 175.8%) from a net loss of $0.5 million during the 2013 period. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At March 31, 2014, we had $7.6 million in cash and equivalents on hand, compared to $9.1 million at December 31, 2013. We had working capital of $7.3 million at March 31, 2014, compared to $6.2 million at December 31, 2013. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the three months ended March 31, 2014, and 2013:

	2014	2013
Net cash provided by (used in) operating activities	$(5,914,318)	$1,130,074
Net cash provided by (used in) investing activities	(172,474)	270,090
Net cash provided by (used in) financing activities	4,624,953	(1,305,950)
Effect of exchange rate changes on cash and equivalents	(80,412)	27,994
Net increase in cash and equivalents	(1,542,251)	122,208
Cash and equivalents at beginning of period	9,135,988	4,233,183
Cash and equivalents at end of period	$7,593,737	$4,355,391

Operating Activities

Net cash flows used in operating activities during the three months ended March 31, 2014 was $5.9 million, an increase of $7.0 million, compared to cash provided of $1.1 million in the 2013 period. The increase in cash used in operating activities during the three months ended March 31, 2014 was primarily attributable to an increase in other receivables and advances to suppliers, offset by a decrease in accounts receivable.

Investing Activities

Net cash flows used in investing activities during the three months ended March 31, 2014 was $0.2 million, a decrease of $.04 million, compared to net cash provided by investing activities of $0.3 million in the 2013 period. During the 2014 period, there we purchased equipment of $0.2 million. In the 2013 period there was cash provided by the issuance of notes receivable of $0.5 million, offset by cash used in construction in progress of $0.4 million.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2014 was $4.6 million, an increase of $5.9 million, compared to net cash used in financing activities in the 2013 period. During the 2014 period, we increased our net cash provided by financing activities by repaying $8.0 million of short-term loans, an increase of $2.6 million from $5.4 million in the 2013 period, and increased our proceeds from our loans from $4.9 million during the 2013 period to $13.6 million in 2014.

Assets

Our total assets as of March 31, 2014 were $100.9 million, an increase of $2.0 million, compared to $98.8 million as of December 31, 2013. The increase was primarily due to the increase of cash of $1.6 million, other receivables of $2.9 million, advances to suppliers of $4.0 million, inventory of $1.6 million and property and equipment of $0.7 million, offset by a decrease in restricted cash of $2.4 million, accounts receivable of $4.0 million, notes receivable of $0.5 million and construction in progress of $1.8 million. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $1.9 million as of March 31, 2014, compared to December 31, 2013, principally due to an increase in short-term loans of $5.3 million, offset by a decrease in accounts payable of $1.1 million and unearned revenues of $2.2 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at March 31, 2014) on the loan. No payments made toward principal during the first quarter of 2014.

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

During the three months ended March 31, 2014, we paid $8.0 million of our short-term loans and borrowed an additional $13.6 million in short-term loans. The current outstanding short-term loans are due through March 2015. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities.

Obligations under Material Contracts

We have no material payment obligations other than the loan commitments disclosed above.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).” ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of March 31, 2014, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
_________________
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

SHINER INTERNATIONAL, INC.

May 14 2014	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2014	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)