Form 10-Q
period 2014-06-30
Shiner International, Inc.
filed 2014-09-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 11, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Other Comprehensive Income (Loss)	4
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8 - 20

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,717,924	$9,135,988
Restricted cash	2,325,129	2,404,734
Accounts receivable, net of allowance for doubtful accounts of $1,294,461 and $960,182 at June 30, 2014 and December 31, 2013	10,954,760	10,414,541
Other receivables	23,656,772	3,333,233
Advances to suppliers	18,229,257	26,453,255
Notes receivable	462,840	652,733
Inventory, net	14,024,601	10,620,622
Prepaid expenses and other current assets	338,818	202,896

Total current assets	76,710,101	63,218,002

Property and equipment, net	27,654,812	28,094,154
Construction in progress	4,551,398	6,251,585
Advance for purchase of equipment	253,946	226,506
Other non-current receivables	18,740,599	-
Intangible assets, net	1,061,057	1,081,398

TOTAL ASSETS	$128,971,913	$98,871,645

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$16,597,409	$12,003,387
Other payables	17,765,065	11,409,170
Unearned revenue	2,056,796	4,565,107
Accrued payroll	125,023	122,309
Short-term loans	33,500,067	28,862,794

Total current liabilities	70,044,360	56,962,767

Long-term loans	27,932,800	9,822,000

Total liabilities	97,977,160	66,784,767

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized,
27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,551,848	6,810,734
Statutory reserve	3,742,080	3,644,905
Retained earnings	6,682,922	7,613,273

Total Shiner stockholders' equity	31,282,873	32,374,935

Noncontrolling interest	(288,120)	(288,057)

Total equity	30,994,753	32,086,878

TOTAL LIABILITIES AND EQUITY	$128,971,913	$98,871,645

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$24,199,071	$17,950,297	$49,463,851	$31,793,826
Cost of goods sold	22,801,060	16,127,248	43,846,910	29,057,338
Gross profit	1,398,011	1,823,049	5,616,941	2,736,488
Operating expenses:
Selling	1,308,378	769,904	2,273,683	1,435,329
General and administrative	2,256,241	1,497,585	3,572,599	2,928,678
Total operating expenses	3,564,619	2,267,489	5,846,282	4,364,007

Loss from operations	(2,166,608)	(444,440)	(229,341)	(1,627,519)
Non-operating income (expense):
Other income, net	1,365,602	3,572,108	659,424	4,579,548
Interest income	797,413	14,411	804,064	75,761
Interest expense	(1,214,307)	(512,850)	(1,752,349)	(887,006)
Exchange gain (loss)	629	(41,011)	(3,401)	(79,071)
Total non-operating income (expense)	949,337	3,032,658	(292,262)	3,689,232

Income (loss) before income tax	(1,217,271)	2,588,218	(521,603)	2,061,713

Income tax expense	20,587	284,684	313,929	284,684

Net income (loss)	(1,237,858)	2,303,534	(835,532)	1,777,029
Net (income) loss attributed to noncontrolling interest	(5,555)	7,137	(2,356)	7,152
Net income (loss) attributed to Shiner	$(1,232,303)	$2,296,397	$(833,176)	$1,769,877
Comprehensive income (loss):
Net income (loss)	$(1,237,858)	$2,303,534	$(835,532)	$1,777,029
Foreign currency translation gain (loss)	30,479	517,918	(258,949)	706,709
Comprehensive income (loss):	$(1,207,379)	$2,821,452	$(1,094,481)	$2,483,738
Weighted average shares outstanding:
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491
Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$(0.04)	$0.08	$(0.03)	$0.06
Diluted	$(0.04)	$0.08	$(0.03)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(835,532)	$1,777,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,203,319	1,627,172
Amortization	11,782	11,594
Decrease in restricted cash	1,037,457	-
Change in working capital components:
Accounts receivable	(624,460)	(2,096,694)
Other receivables	(1,008,574)	-
Inventory	(3,496,914)	(3,978,392)
Notes receivable	185,164	-
Advances to suppliers	8,033,662	1,923,549
Other assets	(77,871)	-
Prepaid expenses and other current assets	-	(1,019,674)
Accounts payable	4,700,616	1,602,247
Unearned revenue	(2,478,145)	(617,857)
Other payables	6,460,558	76,624
Accrued payroll	3,694	(92)
Net cash provided by (used in) operating activities	14,114,756	(694,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	-	122,255
Issuance of notes receivable	-	(54,690)
Proceeds from notes receivable	-	545,241
Payments for property and equipment	(361,253)	(48,258)
Issuance of other receivables	(38,233,235)	-
Net cash provided by (used in) investing activities	(38,594,488)	564,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(22,846,102)	(16,580,059)
Proceeds from short-term loans	27,724,571	19,295,912
Repayment of long-term loans	(1,302,400)	-
Proceeds from long-term loans	19,536,000	-
Increase in restricted cash	(976,800)	(1,549,556)
Net cash provided by financing activities	22,135,269	1,166,297

Effect of exchange rate changes on cash and cash equivalents	(73,601)	111,511
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,418,064)	1,147,862

CASH AND EQUIVALENTS, BEGINNING BALANCE	9,135,988	4,233,183

CASH AND EQUIVALENTS, ENDING BALANCE	$6,717,924	$5,381,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,086,009	$757,239
Income taxes paid	$62,785	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2014. The results for the six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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
JUNE 30, 2014 AND 2013 (Unaudited)

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

Other Receivables

Other receivables consist of amounts due from customers that are non-interest bearing and payable upon demand and amounts due from other unrelated third parties that bear interest and have specific repayment dates - (See Note 3).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at June 30, 2014 and December 31, 2013 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2014 and December 31, 2013 respectively, RMB22.3million ($3.6 million based on the exchange rate at June 30, 2014) and RMB23.8 million ($3.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the six months ended June 30, 2014 and 2013, the Company amortized $236,874 and $232,364, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2014 and December 31, 2013, respectively, RMB10.7 million ($1.7 million based on the exchange rate at June 30, 2014) and RMB11.4 million ($1.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the six months ended June 30, 2014 and 2013, the Company amortized $113,960 and $111,790, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2014 and December 31, 2013, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

The decrease in construction in progress from December 31, 2013 to June 30, 2014 is due to certain projects being completed and transferred to property and equipment.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2014 and December 31, 2013 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at June 30, 2014 or December 31, 2013 (audited).

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.” As of June 30, 2014 and December 31, 2013 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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
JUNE 30, 2014 AND 2013 (Unaudited)

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

Sales returns and allowances was $0 for the three and six months ended June 30, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the three and six months ended June 30, 2014 and 2013 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three and six months ended June 30, 2014 and 2013 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and six months ended June 30, 2014 were $756,381 and $818,026, respectively and $921,262 and $1,575,906 for the three and six months ended June 30, 2013, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of June 30, 2014 and December 31, 2013.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of June 30, 2014 with weighted-average exercise prices of $0.85 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,551,848 and $6,810,374 at June 30, 2014 and December 31, 2013 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Note 3 – Other Receivables

Other receivables at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	$4,152,629	$3,333,233
Due from Hainan Jinhong, with interest at 5%, due April 30, 2015; guaranteed by the borrower and another company	4,593,825	-
Due from Hainan Modern Construction Company, with interest at 10%, due April 30, 2015, guaranteed by the borrower and another company	7,975,464	-
Due from Dingfeng, with interest at 5%, due April 30, 2015, guaranteed by the borrower and another company	6,934,854	-
Due from Rixin Hotel Management, with interest at 12%, due April 21, 2017, guaranteed by the borrower and another company	3,248,000	-
Due from Rixin Hotel Management, with interest at 12%, due April 21, 2017, guaranteed by the borrower and another company	15,492,599	-

Total other receivables	42,397,371	3,333,233

Current portion	23,656,772	3,333,233

Non-current portion	$18,740,599	$-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Note 4 – Inventory, net

Inventory at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
		(Audited)
Raw materials	$4,428,230	$4,280,055
Work in process	2,015,734	1,258,527
Finished goods	8,411,200	5,936,008
	14,855,164	11,474,590
Less: Obsolescence reserve	(830,563)	(853,968)
Inventory, net	$14,024,601	$10,620,622

Note 5 – Property and Equipment, net

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
		(Audited)
Operating equipment	$25,714,541	$24,202,642
Vehicles	690,714	711,197
Office equipment	185,003	249,203
Buildings	12,677,465	12,778,948
	39,267,723	37,941,990
Less accumulated depreciation	(11,612,911)	(9,847,836)
Property and equipment, net	$27,654,812	$28,094,154

Note 6 - Intangible Assets, net

Intangible assets at June 30, 2014 and December 31, 2013 consisted of rights to use land as follows:

	June 30,	December 31,
	2014	2013
		(Audited)
Right to use land	$1,190,831	$1,200,364
Less: Accumulated amortization	(129,774)	(118,966)
Intangible assets, net	$1,061,057	$1,081,398

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
		(Audited)
Government grant for Shi Zi Ling workshop	$3,623,144	$3,890,331
Government grant for structure and equipment	1,743,093	1,903,008
Government grant for expansion and equipment	289,884	288,278
Taxes Payable	729,159	1,386,592
Customer deposits	7,668,983	-
Miscellaneous payables	3,710,802	3,940,961
Other payables	$17,765,065	$11,409,170

The $3,623,144, $1,743,093 and $289,884 payables at June 30, 2014 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2. Customer deposits are amounts received from customers for the purchase of products to be delivered in the future.

Note 8 - Short-term Loans

Short-term loans at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
		(Audited)
Due May 31, 2014, with interest of 6.6%	$-	$6,548,000
Due September 17, 2014, with interest of 6.60%	2,436,000	2,455,500
Due September 24, 2014, with interest of 6.6%	4,060,000	4,092,500
Due June 9, 2014, with interest of 6.6%	-	1,637,000
Due November 27, 2014, with interest of 6.6%	3,248,000	3,274,000
Due December 12, 2014, with interest of 7.5%	-	4,583,600
Due November 27, 2014, with interest of 6.6%	-	842,400
Due November 27, 2014, with interest of 6.6%	-	1,473,300
Due September 20, 2014, with interest of 7.0%	2,436,000	-
Due September 25, 2014, with interest of 7.0%	2,111,200	-
Due September 28, 2014, with interest of 6.16%	1,624,000	-
Due March 28, 2015, with interest of 6.0%	1,624,000	-
Due March 28, 2015, with interest of 6.6%	3,248,000	-
Due December 30, 2014, with interest of 7.5%	1,948,800	-
Due April 25, 2015 with interest of 6.6%	3,248,000	-
Due May 30, 2015 with interest of 6.6%	1,624,000	-
Due June 25, 2015 with interest of 6.6%	1,624,000	-
Various bank acceptance bills payable on various dates through December 26, 2014	4,268,067	3,956,494
	$33,500,067	$28,862,794

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

Long-term loans at June 30, 2014 and December 31, 2013 consisted of the following:

		December 31,
	June 30,	2013
	2014	(Audited)
Due January 24, 2018, with interest of 6.60%	$974,400	$982,200
Due February 10, 2018, with interest of 6.60%	2,923,200	2,946,600
Due February 16, 2018, with interest of 6.60%	1,055,600	2,373,650
Due February 17, 2018, with interest of 6.60%	1,282,960	1,293,230
Due March 25, 2018, with interest of 6.60%	438,480	441,990
Due November 30, 2018, with interest of 6.60%	162,400	163,700
Due December 23, 2018, with interest of 6.60%	519,680	523,840
Due January 18, 2018, with interest of 6.60%	1,088,080	1,096,790
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	19,488,000	-
	$27,932,800	$9,822,000

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company's primary operating subsidiary. Aggregate future maturities of long-term loans at June 30, 2014 are as follows:

Year ending June 30,
2015	$-
2016	-
2017	19,488,000
2018	8,444,800
$27,932,800

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

The weighted average interest rate on long-term loans is 7.12%.

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

The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People's Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon the benchmark. Additional interest is paid on an overdue loan under this credit facility at 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, have provided guarantees and certain land use rights, buildings, and property as collateral under this facility.

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

As of June 30 2014, the Company drew down the entire RMB70 million credit facility.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). The Company has not yet obtained written authorization for such alternate use of the proceeds but the lender has not signaled that it will recall the loan.

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2014:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2013	90,000	$0.95	$-
Granted	-
Canceled/ Expired	(30,000)	$1.25
Exercised	-
Outstanding at June 30, 2014	60,000	$0.80	$-
Exercisable at June 30, 2014	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of June 30, 2014, are as follows:

Options Outstanding
Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
Range of	Outstanding	Exercise	Life
Exercise Price	June 30, 2014	Price	(Years)
$ 0.80	60,000	$ 0.80	2.44
60,000

The number and weighted average exercise prices of all options exercisable as of June 30, 2014, are as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Options Exercisable
Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
Range of	Outstanding	Exercise	Life
Exercise Price	June 30, 2014	Price	(Years)
$ 0.80	60,000	$ 0.80	2.44
60,000

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $37,834 and $62,136 for the three and six months ended June 30, 2014, respectively and $15,117 and $36,323 for the three and six months ended June 30, 2013, respectively.

Note 12 - Statutory Common Welfare Fund

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

The Company appropriated $97,175 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the six months ended June 30, 2014 and 2013, respectively.

Note 13 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three and six months ended June 30, 2014 or 2013. One vendor provided 9% of the Company’s raw materials for the six months ended June 30, 2014, as compared to one vendor that provided 16% of the Company’s raw material purchases for the six months ended June 30, 2013. At June 30, 2014, the Company owed this vendor $1,059,514.

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

Note 14 – Commitments and Contingencies

At June 30, 2014, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $906,275.

Note 15 – Segment Information

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues from unrelated entities
Tobacco film	$11,188,530	$10,121,060	$28,656,876	$17,509,118
Water-based latex	124,226	200,231	229,520	399,415
Coated film	9,871,403	4,684,105	14,800,555	8,202,994
Color printing	1,333,269	1,211,045	2,696,174	2,162,528
Advanced film	1,681,643	1,733,856	3,080,726	3,519,771
	$24,199,071	$17,950,297	$49,463,851	$31,793,826

Intersegment revenues
Tobacco film	$585,837	$2,321,553	$894,264	$3,334,740
Water-based latex	(187)	263	43,413	42,720
Coated film	410,183	1,019,630	507,027	1,502,205
Color printing	65,587	281,384	92,364	411,869
Advanced film	78,049	356,143	105,537	601,061
	$1,139,469	$3,978,973	$1,642,605	$5,892,595

Total revenues
Tobacco film	$11,774,367	$12,442,613	$29,551,140	$20,843,858
Water-based latex	124,039	200,494	272,933	442,135
Coated film	10,281,586	5,703,735	15,307,582	9,705,199
Color printing	1,398,856	1,492,429	2,788,538	2,574,397
Advanced film	1,759,692	2,089,999	3,186,263	4,120,832
Less Intersegment revenues	(1,139,469)	(3,978,973)	(1,642,605)	(5,892,595)
	$24,199,071	$17,950,297	$49,463,851	$31,793,826

Loss from operations
Tobacco film	$(1,724,888)	$(373,976)	$806,218	$(1,043,068)
Water-based latex	30,421	56,713	53,436	109,220
Coated film	(280,998)	87,154	(292,274)	(259,043)
Color printing	(238,925)	(29,130)	(611,941)	(106,995)
Advanced film	(105,606)	(160,195)	(134,740)	(267,821)
Holding Company	153,388	(25,006)	(50,040)	(59,812)
	$(2,166,608)	$(444,440)	$(229,341)	$(1,627,519)

Interest income
Tobacco film	$402,643	$8,982	$407,087	$41,722
Water-based latex	3,549	69	3,579	952
Coated film	229,414	3,952	230,809	19,547
Color printing	41,660	936	42,046	5,153
Advanced film	47,647	472	48,043	8,387
Holding Company	72,500	-	72,500	-
	$797,413	$14,411	$804,064	$75,761

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Interest expense
Tobacco film	$733,960	$309,454	$1,059,368	$535,143
Water-based latex	7,635	3,218	11,020	5,566
Coated film	291,129	122,746	420,204	212,267
Color printing	58,903	24,835	85,019	42,948
Advanced film	123,240	51,960	177,878	89,856
Holding Company	(560)	637	(1,140)	1,226
	$1,214,307	$512,850	$1,752,349	$887,006

Income tax expense
Tobacco film	$(25,987)	$158,886	$168,789	$158,886
Coated film	43,360	89,848	120,134	89,848
Advanced film	3,214	35,950	25,006	35,950
	$20,587	$284,684	$313,929	$284,684

Net income (loss)
Tobacco film	$(848,051)	$1,109,585	$144,984	$757,380
Water-based latex	26,336	53,562	45,996	104,605
Coated film	(158,482)	1,008,392	(131,094)	893,102
Color printing	(256,169)	(53,029)	(654,914)	(144,790)
Advanced film	(155,440)	210,667	(191,604)	227,770
Holding Company	153,948	(25,643)	(48,900)	(61,038)
	$(1,237,858)	$2,303,534	$(835,532)	$1,777,029

Provision for depreciation
Tobacco film	$771,702	$472,691	$1,327,353	$977,146
Water-based latex	9,988	9,623	20,061	19,943
Coated film	306,101	187,495	526,502	387,590
Color printing	61,933	37,936	106,527	78,421
Advanced film	129,577	79,369	222,876	164,072
	$1,279,301	$787,114	$2,203,319	$1,627,172

	As of	As of
	June 30,	December 31,
Total Assets	2014	2013
Tobacco film	$71,080,213	$52,780,171
Water-based latex	657,568	657,568
Coated film	28,194,316	20,935,514
Color printing	5,704,531	4,235,864
Advanced film	11,935,067	8,862,310
Holding Company	11,400,218	11,400,218
	$128,971,913	$98,871,645

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2014 and 2013 is as follows:

Geographical Areas	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Chinese Main Land	$21,359,561	$15,039,914	$44,421,537	$25,724,940
Asia (outside Mainland China)	1,237,207	1,457,552	2,436,089	2,976,198
Australia	780,203	813,377	1,436,052	1,856,941
North America	298,005	482,795	484,369	794,045
Middle East	134,309	51,494	252,725	159,154
Europe	389,971	73,382	389,971	184,173
South America	(185)	31,783	43,108	98,375
	$24,199,071	$17,950,297	$49,463,851	$31,793,826

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (Unaudited)

Note 17 – Subsequent Event

On July 18, 2014, Typhoon Rammasun, made landfall in Hainan, China, the base of the Company's operations, at maximum sustained winds of 155 miles per hour. The most powerful storm to hit the region in four decades, Typhoon Rammasun affected more than 3.25 million people in 216 townships, and caused direct economic losses of over RMB10.8 billion ($1.7 billion). As a result of the typhoon, the Company experienced some damage to its plant, inventory and other tangible assets. However, the damages are expected to be covered by insurance. The Company believes it will not be significantly affected by the typhoon's impact on its customers and supply chain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, "Risk Factors" included in the Company annual report on Form 10-K filed on April 3, 2014.

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

The table below shows the percentage of revenue by each of our business segments for the three and six months ended June 30, 2014 and 2013:

	Percent of Revenue		Percent of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

BOPP tobacco film	44.4%	56.4%	55.6%	55.0%
Water-based latex	0.5%	1.1%	0.5%	1.3%
Coated film	42.2%	26.1%	31.6%	25.8%
Color printing	5.7%	6.7%	5.7%	6.8%
Advanced film	7.2%	9.7%	6.6%	11.1%
	100.0%	100.0%	100.0%	100.0%

We have 26 patents issued by the State Intellectual Property Office of China and have 78 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

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

Recent Developments

On July 18, 2014, Typhoon Rammasun, made landfall in Hainan, China, the base of our operations, at maximum sustained winds of 155 miles per hour. The most powerful storm to hit the region in four decades, Typhoon Rammasun affected more than 3.25 million people in 216 townships, and caused direct economic losses of over RMB10.8 billion ($1.7 billion). As a result of the typhoon, we experienced some damage to our plant, inventory and other tangible assets. However, the damages are expected to be covered by insurance. We believe we will not be significantly affected by the typhoon's impact on our customers and supply chain.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended June 30, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations during the three-month periods ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,		$	%
	2014	2013	Change	Change

Revenues	$24,199,071	$17,950,297	$6,248,774	34.8%
Cost of goods sold	22,801,060	16,127,248	6,673,812	41.4%
Gross profit	1,398,011	1,823,049	(425,038)	-23.3%
Selling, general and administrative expenses	3,564,619	2,267,489	1,297,130	57.2%
Interest expense, net of interest income	416,894	498,439	(81,545)	-16.4%
Other income (expense), net	1,365,602	3,572,108	(2,206,506)	-62%
Exchange gain (loss)	629	(41,011)	41,640	-101.5%
Income tax expense	20,587	284,684	(264,097)	100.0%
Net income attributed to noncontrolling interest	5,555	7,137	(1,582)	-22%
Net loss attributed to Shiner	$(1,232,303)	$2,296,397	$(3,528,700)	-153.7%

Revenues

Revenues for the three months ended June 30, 2014 increased $6.2 million (or 34.8%), to $24.2 million, compared to $17.9million in the 2013 period. The increase was primarily attributable to increased revenues generated from the sale of coated film, BOPP tobacco, coated film, and color printing, which, was partially offset by a small decrease in revenues generated from the advanced film and sale of water-based index. In the second quarter of 2014, revenue from coated film increased $5.2 million (or 110.7%) to $9.9 million, up from $4.7 million; revenue from BOPP tobacco increased $1.1 million (or 10.5%) to $11.2 million, up from $10.1 million; revenue from color printing increased $0.1 (10.1%) million to $1.3 million, up from $1.2 million; revenue from water-based latex decreased $0.12 million (or 38.0%) to $0.1 million, from $0.2 million; and revenue from advanced film decreased $0.52 million (or 3.0%) to $1.73 million, from $1.68 million. In the second quarter of 2014, our domestic (China Mainland) sales increased as a percentage of total sales from 83.8% in the second quarter of 2013 to 87.9% in the second quarter of 2014.

Cost of Goods Sold

For the three months ended June 30, 2014, cost of goods sold ("COGS") increased $6.7 million (or 41.4%), from $16.1 million in the 2013 to $22.8 million. COGS for the second quarters of 2014 and 2013 were 94.2% and 89.8% of our revenues, respectively. The increase in COGS as a percentage of revenues for the second quarter 2013 to the second quarter 2014 was a result of the sale of some raw materials at negative margins.

Gross Profit

Our gross profit for the three months ended June 30, 2014 was $1.4 million, with a profit margin of 5.8%, a 4.4% decrease from 10.2% in the second quarter of 2013. The increase in gross profit for the second quarter 2013 to the second quarter 2014 was a result of the sale of some raw materials at negative margins.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended June 30, 2014, our SG&A expenses increased by $1.3 million (or 57.2%) to $3.6 million, compared to $2.3 million in the 2013 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to an increase in marketing expenses.

Interest Expense, net

For the three months ended June 30, 2014, interest expense, net decreased by $81,545 (or 16.4%) to $416,894, compared to $498,439 in the 2013 period, primarily due to interest income earned from other receivables that increased significantly during the three months ended June 30, 2014. We were able to borrow RMB120,000,000, or approximately $19,488,000, at 7.35% interest during the quarter ended June 30, 2014 and lend the money to unrelated third parties at interest rates ranging from 12% to 16%.

Other Income, net

For the three months ended June 30, 2014, there was other income of $1.4 million representing a decrease of $2.2 million (or 62.0%), compared to other income of $3.5 million for the same period in 2013. In the second quarter of 2013, we recognized approximately $3.2 million as a gain from the sale of a patent.

Income Tax Expense (Benefit)

For the three months ended June 30, 2014, we recorded a tax provision of $20,587 compared to a tax provision of $284,684 in the 2013 period. Our effective tax rates for the second quarters of 2014 and 2013 were (1.7%) and 11.0%, respectively. There was a tax expense in 2014 even though we reported a loss for the quarter due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income (Loss)

For the three months ended June 30, 2014, we generated a net loss of $1.2 million, representing a decrease of $3.5 million (or 153.7%) from a net income of $2.3 million during the 2013 period. The change in net loss is due to the factors explained above.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations during the six-month periods ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,		$	%
	2014	2013	Change	Change
Revenues	$49,463,851	$31,793,826	$17,670,025	55.6%
Cost of goods sold	43,846,910	29,057,338	14,789,572	50.9%
Gross profit	5,616,941	2,736,488	2,880,453	105.3%
Selling, general and administrative expenses	5,846,282	4,364,007	1,482,275	34.0%
Interest expense, net of interest income	948,285	811,245	137,040	16.9%
Other income (expense), net	659,424	4,579,548	(3,920,124)	-86%
Exchange gain (loss)	(3,401)	(79,071)	75,670	-95.7%
Income tax expense	313,929	284,684	29,245	100.0%
Net loss attributed to noncontrolling interest	(2,356)	7,152	(9,508)	-133%
Net loss attributed to Shiner	$(833,176)	$1,769,877	$(2,603,053)	-147.1%

Revenues

Revenues for the six months ended June 30, 2014 increased $17.7 million (or 55.6%), to $49.59 million, compared to $31.8 million in the 2013 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, and color printing, which, was partially offset by a decrease in revenues generated from the sale of advanced film and water-based index. In the six months ended June 30, 2014, revenue from BOPP tobacco increased $11.1million (or 63.7%) to $28.7 million, up from $17.5 million ; revenue from coated film increased $6.6 million (or 80.4%) to $14.8 million, up from $8.2 million; revenue from color printing increased $0.5 million (or 24.7%) to $2.7 million, up from $2.2 million; revenue from water-based latex decreased $0.2 million (or 42.5%) to $0.2 million, from $0.4 million; and revenue from advanced film decreased $0.4 million (or 12.5%) to $3.0 million, from $3.5 million. In the first six months of 2014, our domestic (China Mainland) sales increased as a percentage of total sales from 80.9% in the first six months of 2013 to 89.3% in the first six months of 2014.

Cost of Goods Sold

For the six months ended June 30, 2014, COGS increased $14.8 million (or 50.9%), from $29.1 million in the 2013 to $43.8 million in the 2014 period. COGS for the six months ended June 30, 2014 and 2013 were 88.6% and 91.4% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the six months ended June 30, 2013 to the six months ended June 30, 2014 was a result of high sales volume to absorb the fixed production costs.

Gross Profit

Our gross profit for the six months ended June 30, 2014 was $5.6 million, with a profit margin of 11.4%, a 2.7% increase from 8.6% in the six months ended June 30, 2013. The increase in gross profit was a result of high sales volume to absorb the fixed production costs.

Selling, General and Administrative (“SG&A”) Expenses

For the six months ended June 30, 2014, our SG&A expenses increased by $1.5 million (or 34.0%) to $5.8 million, compared to $4.3 million in the 2013 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses. The increase in SG&A expenses was mainly due to an increase in R&D and marketing expenses.

Interest Expense, net

For the six months ended June 30, 2014, interest expense, net increased by $137,040 (or 16.9%) to $948,285, compared to $811,245 in the 2013 period, primarily due to the increase in the amount of short-term and long-term loans outstanding offset by interest income generated from the other receivables that increased significantly during the quarter ended June 30, 2014.

Other Income, net

For the six months ended June 30, 2014, there was other income of $0.9 million representing a decrease of $3.9 million, compared to other income of $4.6 million for the same period in 2013. In the second quarter of 2013, we recognized approximately $3.2 million as a gain from the sale of a patent. We were able to borrowing RMB 120,000,000 or approximately $19,488,000 at 7.35% interest during the quarter ended June 30, 2014 and lend the money to unrelated third parties at interest rates from 12% to 16%.

Income Tax Expense (Benefit)

For the six months ended June 30, 2014, we recorded a tax provision of $313,929 compared to a tax provision of $284,684 in the 2013 period. Our effective tax rates for the first six months of 2014 and 2013 were (60.2%) and 13.8%, respectively. There was a tax expense in 2014 even though we reported a loss for the six months due to losses incurred by certain subsidiaries where the loss was not able to offset income generated by other subsidiaries.

Net Income (Loss)

For the six months ended June 30, 2014, we generated a net loss of $0.8 million, representing a decrease of $2.6 million (or 147.1%) from a net income of $1.8 million during the 2013 period. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At June 30, 2014, we had $6.7 million in cash and equivalents on hand, compared to $9.1 million at December 31, 2013. We had working capital of $6.7 million at June 30, 2014, compared to $6.2 million at December 31, 2013. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the six months ended June 30, 2014, and 2013:

	2014	2013
Net cash provided by (used in) operating activities	$14,114,756	$(694,494)
Net cash provided by (used in) investing activities	(38,594,488)	564,548
Net cash provided by financing activities	22,135,269	1,166,297
Effect of exchange rate changes on cash and equivalents	(73,601)	111,511
Net (decrease) increase in cash and equivalents	(2,418,064)	1,147,862
Cash and equivalents at beginning of period	9,135,988	4,233,183
Cash and equivalents at end of period	$6,717,924	$5,381,045

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2014 was $14.1 million, an increase of $14.8 million, compared to cash used of $0.7 million in the 2013 period. The increase in cash provided by operating activities during the six months ended June 30, 2014 was primarily attributable to an increase in other receivables, other payables and advances to suppliers, offset by a decrease in other receivable.

Investing Activities

Net cash flows used in investing activities during the six months ended June 30, 2014 was $38.5 million, an increase of $39.1 million, compared cash provided by investing activities of $0.6 million in the 2013 period. During the 2014 period, we purchased equipment of $0.4 million and issued other receivables of $38.2 million to unrelated third parties. In the 2013 period there was cash provided by the issuance of notes receivable of $0.5 million, offset by cash used in construction in progress of $0.4 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $22.1 million, an increase of $20.9 million, compared to $1.2 million in the 2013 period. During the 2014 period, we increased our net cash provided by financing activities by repaying $22.8million of short-term loans, an increase of $6.3 million from $16.6 million in the 2013 period, by repaying $1.3 million of long-term loans, an increase of $1.3 million from $0 in the 2013 period and increased our proceeds from our short term loans from $19.3 million during the 2013 period to $27.7 million in 2014 and increased our proceeds from our long term loans from $0 during the 2013 period to $19.5 million in the 2014 period.

Assets

Our total assets as of June 30, 2014 were $128.9 million, an increase of $30.1 million, compared to $98.9 million as of December 31, 2013. The increase was primarily due to the increase of accounts receivable of $0.5 million, other receivables of $20.3 million, inventory of $3.4 million, prepaid expenses of $0.1 million, advance for purchase of equipment of $27,440 and other non-current receivable of $18.7 million, offset by a decrease in cash of $2.4 million, restricted cash of $79,605, advances to suppliers of $8.2 million, property and equipment, net of $0.4 million, notes receivable of $0.2 million, construction in progress of $1.7 million and intangibles, net of $20,341. We intend to continue our efforts to maintain accounts receivable at reasonable levels in relation to our sales.

Liabilities

Our current liabilities increased by $13.1 million as of June 30, 2014, compared to December 31, 2013, principally due to an increase in short-term loans of $4.6 million, in other payables of $6.4 and accounts payable of $4.6 million, offset by a decrease in unearned revenues of $2.5 million.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at June 30, 2014) on the loan. No payments made toward principal during the first two quarters of 2014.

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

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. The Company has not yet obtained written authorization for such alternate use of the proceeds but the lender has not signaled that it will recall the loan.

During the six months ended June 30, 2014, we paid $22.8 million of our short-term loans and borrowed an additional $27.7 million in short-term loans. The current outstanding short-term loans are due through June 2015. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. During the six months ended June 30, 2014, we borrowed an additional $19.5 million that is due in April 2017 and is collateralized with the stock of our operating subsidiary, Hainan Shiner, our buildings and our land use rights.

Except as set forth above, as at June 30, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments.

Obligations under Material Contracts

We have no material payment obligations other than the loan commitments disclosed above.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of June 30, 2014, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

______________________
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

SHINER INTERNATIONAL, INC.

September 15, 2014	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

September 15, 2014	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)