Form 10-Q
period 2014-09-30
Shiner International, Inc.
filed 2014-11-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Other Comprehensive Income (Loss)	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-18

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and equivalents	$6,178,224	$9,135,988
Restricted cash	2,583,493	2,404,734
Accounts receivable, net of allowance for doubtful accounts of $1,587,592 and $960,182 at September 30, 2014 and December 31, 2013	6,757,924	10,414,541
Other receivables	25,125,238	3,333,233
Advances to suppliers	18,444,718	26,453,255
Notes receivable	30,723	652,733
Inventory, net	15,093,907	10,620,622
Prepaid expenses and other current assets	136,130	202,896

Total current assets	74,350,357	63,218,002

Property and equipment, net	26,860,023	28,094,154
Construction in progress	5,383,104	6,251,585
Advance for purchase of equipment	144,192	226,506
Other non-current receivables	17,722,604	-
Intangible assets, net	1,055,181	1,081,398

TOTAL ASSETS	$125,515,461	$98,871,645

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$12,662,933	$12,003,387
Other payables	17,103,469	11,409,170
Unearned revenue	4,607,537	4,565,107
Accrued payroll	128,989	122,309
Short-term loans	31,207,569	28,862,794

Total current liabilities	65,710,497	56,962,767

Long-term loans	27,932,800	9,822,000

Total liabilities	93,643,297	66,784,767

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,550,485	6,810,734
Statutory reserve	3,725,804	3,644,905
Retained earnings	7,572,065	7,613,273

Total Shiner stockholders' equity	32,154,377	32,374,935

Noncontrolling interest	(282,213)	(288,057)

Total equity	31,872,164	32,086,878

TOTAL LIABILITIES AND EQUITY	$125,515,461	$98,871,645

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$20,006,848	$24,155,629	$69,470,699	$55,949,455
Cost of goods sold	17,797,028	22,433,178	61,643,938	51,490,516
Gross profit	2,209,820	1,722,451	7,826,761	4,458,939
Operating expenses:
Selling	1,138,772	511,134	3,412,455	1,946,463
General and administrative	3,285,551	2,811,940	6,858,150	5,740,618
Total operating expenses	4,424,323	3,323,074	10,270,605	7,687,081

Loss from operations	(2,214,503)	(1,600,623)	(2,443,844)	(3,228,142)
Non-operating income (expense):
Other income (expense), net	3,744,255	(1,224,348)	4,403,679	3,355,200
Interest income	559,105	64,849	1,363,169	140,610
Interest expense	(960,292)	(356,454)	(2,712,641)	(1,243,460)
Exchange loss	(2,852)	(29,250)	(6,253)	(108,321)
Total non-operating income (expense)	3,340,216	(1,545,203)	3,047,954	2,144,029

Income (loss) before income tax	1,125,713	(3,145,826)	604,110	(1,084,113)

Income tax expense	246,927	241,689	560,856	526,373

Net income (loss)	878,786	(3,387,515)	43,254	(1,610,486)
Net loss attributed to noncontrolling interest	5,919	8,575	3,563	15,727
Net income (loss) attributed to Shiner	$872,867	$(3,396,090)	$39,691	$(1,626,213)
Comprehensive income (loss):
Net income (loss)	$878,786	$(3,387,515)	$43,254	$(1,610,486)
Foreign currency translation gain (loss)	(254,405)	172,285	(254,405)	878,994
Comprehensive income (loss):	$624,381	$(3,215,230)	$(211,151)	$(731,492)
Weighted average shares outstanding :
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491
Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$0.03	$(0.12)	$0.00	$(0.06)
Diluted	$0.03	$(0.12)	$0.00	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,254	$(1,610,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,085,942	2,451,180
Amortization	17,662	17,391
Decrease in restricted cash	777,979	-
Gain (loss) on sale and write off of assets	-	(698,524)
Increase in restricted cash	-	(603,570)
Change in working capital components:
Accounts receivable	3,580,512	(1,000,311)
Other receivables	(2,640,206)	(1,802,811)
Inventory	(4,566,048)	(1,552,258)
Notes receivable	617,965	(605,177)
Advances to suppliers	7,812,868	20,432
Other assets	125,276	-
Prepaid expenses and other current assets	-	(56,178)
Accounts payable and accrued expenses	755,984	4,654,314
Unearned revenue	78,829	279,438
Other payables	5,793,728	502,965
Accrued payroll	7,665	(34,546)
Net cash provided by (used in) operating activities	15,491,410	(38,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	-	2,113,269
Payments for property and equipment	(1,172,910)	(1,096,639)
Payment on other receivables	161,073
Issuance of other receivables	(37,189,874)	-
Net cash (used in) provided by investing activities	(38,201,711)	1,016,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(41,633,519)	(21,242,674)
Proceeds from short-term loans	44,212,259	25,782,026
Repayment of long-term loans	(1,301,600)	(1,441,800)
Proceeds from long-term loans	19,524,000	-
Increase in restricted cash	(976,200)	(480,600)
Net cash provided by financing activities	19,824,940	2,616,952
Effect of exchange rate changes on cash and cash equivalents	(72,403)	173,619

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,957,764)	3,769,060

CASH AND EQUIVALENTS, BEGINNING BALANCE	9,135,988	4,233,183

CASH AND EQUIVALENTS, ENDING BALANCE	$6,178,224	$8,002,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,156,568	$757,239
Income taxes paid	$62,785	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2014. The results for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Organization and Line of Business

The Company was incorporated in the State of Nevada on November 12, 2003. The Company, through its subsidiaries manufactures Biaxially Oriented Polypropylene (“BOPP”) tobacco film, coated films, color printing products, advanced film, and water based coatings selling to customers throughout the People’s Republic of China (“China” or “PRC”), Asia, Australia, Europe, the Middle East and North America. Our products are sold to companies in the following industries: food, tobacco, chemical, agribusiness, medical, pharmaceutical, personal care, electronics, automotive, construction, graphics, music and video publishing and other consumer goods. Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc. and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang, ”and (xi) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo”.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

	Place	Percentage
Subsidiary	Incorporated	Owned	Parent
Shiner International, Inc.	Nevada, USA		-
Shiner Industrial Co.	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny Day
Zhuhai Modern	China	100%	Shiny Day
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Limited
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Hainan Runhai	China	100%	Shiny Day
Hainan Saihang	China	100%	Shiner Industrial, Inc.
Ningbo	China	65%	Yongxin

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
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at September 30, 2014 and December 31, 2013 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2014 and December 31, 2013 respectively, RMB21.6 million ($3.5 million based on the exchange rate at September 30, 2014) and RMB23.8 million ($3.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the nine months ended September 30, 2014 and 2013, the Company amortized $355,093 and $351,164, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2014 and December 31, 2013, respectively, RMB10.4 million ($1.7 million based on the exchange rate at September 30, 2014) and RMB11.4 million ($1.9 million (audited) based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the nine months ended September 30, 2014 and 2013, the Company amortized $170,835 and $168,945, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2014 and December 31, 2013, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

A rollfoward of the construction in progress (“CIP”) from December 31, 2013 to September 30, 2014 is below:

CIP at December 31, 2013	$6,251,585
Transfers to property and equipment	(818,835)
Foreign currency translation	(49,646)
CIP at September 30, 2014	$5,383,104

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2014 and December 31, 2013 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at September 30, 2014 or December 31, 2013 (audited).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.” As of September 30, 2014 and December 31, 2013 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the three and nine months ended September 30, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the three and nine months ended September 30, 2014 and 2013 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three and nine months ended September 30, 2014 and 2013 were not significant.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three and nine months ended September 30, 2014 were $693,262 and $2,160,992, respectively and $2,317,402 and $3,924,446 for the three and nine months ended September 30, 2013, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of September 30, 2014 and December 31, 2013.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of September 30, 2014 with weighted-average exercise prices of $0.85 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2013 due to the dilutive effect.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,550,485 and $6,810,374 at September 30, 2014 and December 31, 2013 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

Note 3 – Other Receivables

Other receivables at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	5,781,871	3,333,233
Due from Hainan Jinhong, with interest at 5%, due on April 30, 2015	4,433,049	-
Due from Hainan Modern Construction Company, with interest at 10%, due on April 30, 2015	7,975,464	-
Due from Dingfeng, with interest at 5%, due on April 30, 2015	6,934,854	-
Due from Rixin Hotel Management, with interest at 12%, due on April 21, 2017	3,248,000	-
Due from Xiandai Meiju, with interest at 16%, due on April 21, 2017	14,474,604	-
Total other receivables	42,847,842	3,333,233
Current portion	25,125,238	3,333,233
Non-current portion	$17,722,604	$-

Note 4 – Inventory, net

Inventory at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Raw Material	$5,000,615	$4,280,055
Work in process	1,473,152	1,258,527
Finished goods	9,450,703	5,936,008
	15,924,470	11,474,590
Less obsolescence reserve	(830,563)	(853,968)
Inventory, net	$15,093,907	$10,620,622

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Note 5 – Property and Equipment, net

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Operating equipment	$25,799,420	$24,202,642
Vehicles	690,714	711,197
Office equipment	187,681	249,203
Buildings	12,677,465	12,778,948
	39,355,280	37,941,990
Less accumulated depreciation	(12,495,257)	(9,847,836)
Property and equipment, net	$26,860,023	$28,094,154

Note 6 - Intangible Assets, net

Intangible assets at September 30, 2014 and December 31, 2013 consisted of rights to use land as follows:

	September,	December 31,
	2014	2013
		(Audited)
Right to use land	$1,190,831	$1,200,364
Less accumulated amortization	(135,650)	(118,966)
Intangible assets, net	$1,055,181	$1,081,398

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Government grant for Shi Zi Ling workshop	$3,504,998	$3,890,331
Government grant for structure and equipment	1,686,253	1,903,008
Government grant for expansion and equipment	289,884	288,278
Taxes Payable	1,252,817	1,386,592
Customer deposits	6,679,258	-
Miscellaneous payables	3,690,259	3,940,961
Other payables	$17,103,469	$11,409,170

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The $3,504,998, $1,686,253 and $289,884 payables at September 30, 2014 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2. Customer deposits are amounts received from customers for the purchase of products to be delivered in the future.

Note 8 - Short-term Loans

Short-term loans at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Due May 31, 2014, with interest of 6.6%	$-	$6,548,000
Due June 9, 2014, with interest of 6.6%	-	1,637,000
Due September 17, 2014, with interest of 6.60%	-	2,455,500
Due September 24, 2014, with interest of 6.6%	-	4,092,500
Due November 6, 2014, with interest of 5.234%	385,515	-
Due November 27, 2014, with interest of 6.6%	3,248,000	3,274,000
Due November 27, 2014, with interest of 6.6%	-	842,400
Due November 27, 2014, with interest of 6.6%	-	1,473,300
Due December 12, 2014, with interest of 7.5%	-	4,583,600
Due December 25, 2014 with interest of 7.0%	2,159,920	-
Due December 25, 2014 with interest of 7.0%	2,005,640	-
Due February 28, 2015 with interest of 6.160%	2,436,000	-
Due March 28, 2015, with interest of 6.0%	1,624,000	-
Due March 28, 2015, with interest of 6.6%	3,248,000	-
Due April 25, 2015 with interest of 6.6%	3,248,000	-
Due May 30, 2015 with interest of 6.6%	1,624,000	-
Due June 25, 2015 with interest of 6.6%	1,624,000	-
Due August 28, 2015 with interest of 7.2%	3,248,000	-
Various bank acceptance bills payable on various dates through February 28, 2015	6,356,494	3,956,494
Short-term loans	$31,207,569	$28,862,794

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

Long-term loans at September 30, 2014 and December 31, 2013 consisted of the following:

	September,	December 31,
	2014	2013
		(Audited)
Due January 24, 2018, with interest of 6.60%	$974,400	$982,200
Due February 10, 2018, with interest of 6.60%	2,923,200	2,946,600
Due February 16, 2018, with interest of 6.60%	1,055,600	2,373,650
Due February 17, 2018, with interest of 6.60%	1,282,960	1,293,230
Due March 25, 2018, with interest of 6.60%	438,480	441,990
Due November 30, 2018, with interest of 6.60%	162,400	163,700
Due December 23, 2018, with interest of 6.60%	519,680	523,840
Due January 18, 2018, with interest of 6.60%	1,088,080	1,096,790
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	19,488,000	-
Long-term loans	$27,932,800	$9,822,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary. Aggregate future maturities of long-term loans at September 30, 2014 are as follows:

Year ending September 30,
2015	$-
2016	-
2017	19,488,000
2018	8,444,800
$27,932,800

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

As of September 30 2014, the Company drew down the entire RMB70 million credit facility.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). The Company has not yet obtained written authorization for such alternate use of the proceeds.

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2014:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2013	90,000	$0.95	$-
Granted	-
Canceled/ Expired	(30,000)	$1.25
Exercised	-
Outstanding at September 30, 2014	60,000	$0.80	$-
Exercisable at September 30, 2014	60,000	$0.80	$-

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The number and weighted average exercise prices of all options outstanding as of September 30, 2014, are as follows:

Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining
Range of	September 30,	Exercise	Contractual Life
Exercise Price	2014	Price	(Years)
$0.80	60,000	$0.80	2.19
	60,000

The number and weighted average exercise prices of all options exercisable as of September 30, 2014, are as follows:

Options Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining
Range of	September 30,	Exercise	Contractual Life
Exercise Price	2014	Price	(Years)
$0.80	60,000	$0.80	2.19
	60,000

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $25,194 and $87,291 for the three and nine months ended September 30, 2014, respectively and $49,660 and $92,004 for the three and nine months ended September 30, 2013, respectively.

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

The Company appropriated $80,899 and $0 as reserve for the statutory surplus reserve and statutory common welfare fund for the nine months ended September 30, 2014 and 2013, respectively.

Note 13 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three and nine months ended September 30, 2014 or 2013. One vendor provided 9% of the Company’s raw materials for the nine months ended September 30, 2014, as compared to one vendor that provided 14% of the Company’s raw material purchases for the nine months ended September 30, 2013. At September 30, 2014, the Company owed this vendor $5,379,788.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

Note 14 – Commitments and Contingencies

At September 30, 2014, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,481,219.

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

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues from unrelated entities
Tobacco film	$9,250,197	$14,755,758	$37,907,073	$32,264,876
Water-based latex	192,475	243,972	421,995	643,387
Coated film	8,386,408	7,227,250	23,186,963	15,430,244
Color printing	694,733	741,330	3,390,907	2,903,858
Advanced film	1,483,035	1,187,319	4,563,761	4,707,090
	$20,006,848	$24,155,629	$69,470,699	$55,949,455

Intersegment revenues
Tobacco film	$83,333	$4,288,555	$977,597	$7,623,295
Water-based latex	(26)	187	43,387	42,907
Coated film	90,948	2,143,534	597,975	3,645,739
Color printing	(4,915)	274,232	87,449	686,101
Advanced film	12,159	511,093	117,696	1,112,154
	$181,499	$7,217,601	$1,824,104	$13,110,196

Total revenues
Tobacco film	$9,333,530	$19,044,313	$38,884,670	$39,888,171
Water-based latex	192,449	244,159	465,382	686,294
Coated film	8,477,356	9,370,784	23,784,938	19,075,983
Color printing	689,818	1,015,562	3,478,356	3,589,959
Advanced film	1,495,194	1,698,412	4,681,457	5,819,244
Less Intersegment revenues	(181,499)	(7,217,601)	(1,824,104)	(13,110,196)
	$20,006,848	$24,155,629	$69,470,699	$55,949,455

Income (loss) from operations
Tobacco film	$(1,546,565)	$(953,546)	$(740,347)	$(1,996,614)
Water-based latex	56,543	40,644	109,979	149,864
Coated film	(395,271)	(395,923)	(687,545)	(654,966)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Color printing	(120,715)	(69,517)	(732,656)	(176,512)
Advanced film	(187,486)	(191,050)	(322,226)	(458,871)
Holding Company	(21,009)	(31,231)	(71,049)	(91,043)
	$(2,214,503)	$(1,600,623)	$(2,443,844)	$(3,228,142)

Interest income
Tobacco film	$297,174	$39,364	$704,261	$81,086
Water-based latex	4,261	665	7,840	1,617
Coated film	199,973	19,232	430,782	38,779
Color printing	20,952	2,145	62,998	7,298
Advanced film	36,745	3,443	84,788	11,830
Holding Company	-	-	72,500	-
	$559,105	$64,849	$1,363,169	$140,610

Interest expense
Tobacco film	$580,485	$217,165	$1,639,853	$752,308
Water-based latex	6,038	2,260	17,058	7,826
Coated film	230,251	86,140	650,455	298,407
Color printing	46,587	17,428	131,606	60,376
Advanced film	97,469	32,910	275,347	122,766
Holding Company	(538)	551	(1,678)	1,777
	$960,292	$356,454	$2,712,641	$1,243,460

Income tax expense
Tobacco film	$123,477	$136,252	$292,266	$295,138
Water-based latex	-	-	-	-
Coated film	104,285	87,336	224,419	177,184
Color printing	-	-	-	-
Advanced film	19,165	18,101	44,171	54,051
Holding Company	-	-	-	-
	$246,927	$241,689	$560,856	$526,373

Net income (loss)
Tobacco film	$716,889	$(1,892,918)	$861,873	$(1,135,538)
Water-based latex	54,765	39,051	100,761	143,656
Coated film	369,622	(897,230)	238,528	(4,128)
Color printing	(146,350)	(84,801)	(801,264)	(229,591)
Advanced film	(95,669)	(523,388)	(287,273)	(295,618)
Holding Company	(20,471)	(28,229)	(69,371)	(89,267)
	$878,786	$(3,387,515)	$43,254	$(1,610,486)

Provision for depreciation
Tobacco film	$530,522	$500,919	$1,857,875	$1,478,065
Water-based latex	10,012	87	30,073	20,030
Coated film	210,433	198,692	736,935	586,282
Color printing	42,576	40,201	149,103	118,622
Advanced film	89,080	84,109	311,956	248,181
Holding Company	-	-	-	-
	$882,623	$824,008	$3,085,942	$2,451,180

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and nine months ended September 30, 2014 and 2013 is as follows:

Geographical Areas	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Chinese Main Land	$17,124,739	$21,094,943	$61,546,276	$46,819,883
Asia (outside Mainland China)	1,458,876	1,450,256	3,894,965	4,426,454
Australia	828,176	763,224	2,264,228	2,620,165
North America	196,551	466,321	680,920	1,260,366
Middle East	64,493	235,388	317,218	394,542
Europe	261,942	117,122	651,913	301,295
South America	72,071	28,375	115,179	126,750
	$20,006,848	$24,155,629	$69,470,699	55,949,455

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

The table below shows the percentage of revenue by each of our business segments for the three and nine months ended September 30, 2014 and 2013:

	Percent of Revenue		Percent of Revenue
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

BOPP tobacco film	46.2%	61.1%	54.5%	57.7%
Water-based latex	1.0%	1.0%	0.6%	1.1%
Coated film	41.9%	29.9%	33.4%	27.6%
Color printing	3.5%	3.1%	4.9%	5.2%
Advanced film	7.4%	4.9%	6.6%	8.4%
	100.0%	100.0%	100.0%	100.0%

We have 35 patents issued by the State Intellectual Property Office of China and have 51 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended September 30, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations during the three-month periods ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September
	30,		$	%
	2014	2013	Change	Change

Revenues	$20,006,848	$24,155,629	$(4,148,781)	-17.2%
Cost of goods sold	17,797,028	22,433,178	(4,636,150)	-20.7%
Gross profit	2,209,820	1,722,451	487,369	28.3%
Selling, general and administrative expenses	4,424,323	3,323,074	1,101,249	33.1%
Interest expense, net of interest income	401,187	291,605	109,582	37.6%
Other income (expense), net	3,744,255	(1,224,348)	4,968,603	-406%
Exchange gain (loss)	(2,852)	(29,250)	26,398	-90.2%
Income tax expense	246,927	241,689	5,238	100.0%
Net income attributed to noncontrolling interest	5,919	8,575	(2,656)	-31%
Net loss attributed to Shiner	$872,867	$(3,396,090)	$4,268,957	-125.7%

Revenues

Revenues for the three months ended September 30, 2014 decreased $4.1 million (or 17.2%), to $20.0 million, compared to $24.2 million in the 2013 period. The overall decrease in revenue during the third quarter of 2014, compared to the same quarter in 2013 was primarily attributable to decreased revenues generated from the sale of BOPP tobacco and advanced film as a result of Typhoon Rammasun that struck Hainan province on July 18, 2014. The decrease was partially offset by an increase in revenues generated from the sale of coated film, water-based latex and color printing. In the third quarter of 2014, revenue from coated film increased $1.1 million (or 16.0%) to $8.4 million, up from $7.2 million; revenue from BOPP tobacco decreased $5.5 million (or 37.3%) to $9.2 million, down from $14.8 million; revenue from color printing decreased $46,597 (or 6.3%) to $0.7 million, down from $0.7 million; revenue from water-based latex decreased $51,497 (or 21.1%) to $0.2 million, from $0.2 million; and revenue from advanced film increased $0.3 million (or 24.9%) to $1.5 million, from $1.2 million. Our domestic (China Mainland) sales increased as a percentage of total sales from 60.62% in the third quarter of 2013, to 87.22% in the third quarter of 2014.

Cost of Goods Sold

For the three months ended September 30, 2014, cost of goods sold (“COGS”) decreased $4.6 million (or 20.7%), from $22.4 million in the 2013 to $17.8 million. COGS for the third quarters of 2014 and 2013 were 89% and 92.9% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the third quarter 2014 to the third quarter 2013 was primarily the result of a decrease in revenue of 17.2% .

Gross Profit

Our gross profit for the three months ended September 30, 2014 was $2.2 million, with a profit margin of 11.0%, a 3.9% increase, from 7.1% in the third quarter of 2013. The increase in gross profit for the third quarter 2014 to the third quarter 2013 was a result of a higher gross margin due to lower raw material costs.

Selling, General and Administrative (“SG&A”) Expenses

For the three months ended September 30, 2014, our SG&A expenses increased by $1.1 million (or 33.1%) to $4.4 million, compared to $3.3 million in the 2013 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and research and development (“R&D”) expenses. The increase in SG&A expenses was mainly due to a $0.5 million increase in logistics fees during the 2014 period and a $0.6 million increase in marketing expenses in connection with new marketing efforts undertaken by the Company during the period.

Interest Expense, net

For the three months ended September 30, 2014, there was a $109,582 (or 37.6%) net increase in interest expense, to $401,187, compared to $291,605 in the 2013 period. The net increase was primarily due to a significant increase in interest income earned from other receivables during the three months ended September 30, 2014, offset by an increase in interest expense due to a higher outstanding loan balance during the period. During the 2014 second quarter we borrowed RMB120,000,000, or approximately $19,488,000, at a 7.35% interest and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Other Income, net

For the three months ended September 30, 2014, there was other income of $3.7 million representing an increase of $5.0 million (or 406.0%), compared to other expense of $1.2 million for the same period in 2013. The increase was primarily the result of our recognition of $0.8 million in subsidy income from PRC governmental agencies for developing technology during the 2014 third quarter, sale of waste materials of $1.8 million and insurance proceeds of $0.3 million.

Income Tax Expense (Benefit)

For the three months ended September 30, 2014, we recorded a tax provision of $246,927 compared to $241,689 in the 2013 period. Our effective tax rates for the third quarters of 2014 and 2013 were 21.9% and (7.7%), respectively. The effective rate in 2014 was slightly less than the statutory rate. There was a tax expense in 2013, even though we reported a loss for the quarter due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

For the three months ended September 30, 2014, we generated a net income of $0.9 million, representing an increase of $3.9 million (or 321%), from a net loss of $3.4 million during the 2013 period. The change in net loss is due to the factors explained above.

Comparison of Nine months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,		$	%
	2014	2013	Change	Change
Revenues	$69,470,699	$55,949,455	$13,521,244	24.2%
Cost of goods sold	61,643,938	51,490,516	10,153,422	19.7%
Gross profit	7,826,761	4,458,939	3,367,822	75.5%
Selling, general and administrative expenses	10,270,605	7,687,081	2,583,524	33.6%
Interest expense, net of interest income	1,349,472	1,102,850	246,622	22.4%
Other income (expense), net	4,403,679	3,355,200	1,048,479	31.0%
Exchange gain (loss)	(6,253)	(108,321)	102,068	-94.2%
Income tax expense	560,856	526,373	34,483	100.0%
Net loss attributed to noncontrolling interest	3,563	15,727	(12,164)	-77%
Net loss attributed to Shiner	$39,691	$(1,626,213)	$1,665,904	-102.4%

Revenues

Revenues for the nine months ended September 30, 2014 increased $13.5 million (or 24.2%), to $69.5 million, compared to $55.9 million in the 2013 period. The increase was primarily attributable to increased revenues generated from the sale of BOPP tobacco, coated film, and color printing, which, was partially offset by a decrease in revenues generated from the sale of advanced film and water-based index. In the nine months ended September 30, 2014, revenue from BOPP tobacco increased $5.6 million (or 17.5%) to $37.9 million, up from $32.3 million; revenue from coated film increased $7.8 million (or 50.3%) to $23.2 million, up from $15.4 million; revenue from color printing increased $0.5 million (or 16.8%) to $4.0 million, up from $2.9 million; revenue from water-based latex decreased $0.2 million (or 34.4%) to $0.4 million, from $0.6 million; and revenue from advanced film decreased $0.1 million (or 3.0%) to 4.6$ million, from $4.7 million. In the first nine months of 2014, our domestic (China Mainland) sales increased as a percentage of total sales from 87.33% in the first nine months of 2013 to % in the first nine months of 2014.

Cost of Goods Sold

For the nine months ended September 30, 2014, COGS increased $10.2 million (or 19.7%), from $51.5 million in the 2013 to $61.6 million in the 2014 period. COGS for the nine months ended September 30, 2014 and 2013 were 88.7% and 92.0% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was a result of a 4% decrease in the price of our primary raw materials, combined with our higher sales volume during the 2014 period.

Gross Profit

Our gross profit for the nine months ended September 30, 2014 was $7.8 million, with a profit margin of 11.3%, a 3.3% increase from 8.0% in the nine months ended September 30, 2013. The increase in gross profit was a result of a 4% decrease in the cost of our primary raw materials, as well as an increase in our sales volume during the 2014 period.

Selling, General and Administrative (“SG&A”) Expenses

For the nine months ended September 30, 2014, our SG&A expenses increased by $2.6 million (or 33.6%) to $10.2 million, compared to $7.7 million in the 2013 period. SG&A expenses include rent, management and staff salaries, insurance, marketing, accounting, legal, and R&D expenses. The increase in SG&A expenses was mainly due to a $1.3 million increase in logistics fees and a $1.5 million increase in marketing expenses for the 2014 period.

Interest Expense, net

For the nine months ended September 30, 2014, interest expense, net increased by $246,622 (or 22.4%) to $1.3 million, compared to $1.1 million in the 2013 period. The net increase in interest expense is primarily due to the increase in the amount of short-term and long-term loans outstanding, offset by interest income generated from other receivables that increased significantly during the quarter ended September 30, 2014. During the 2014 second quarter we borrowed RMB120,000,000, or approximately $19,488,000, at a 7.35% interest and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Other Income, net

For the nine months ended September 30, 2014, other income increased by $1.0 million (or 31.0%), to $4.4 million, compared to $3.4 million in the 2013 period. The increase was primarily the result of our recognition during the 2014 third quarter of subsidy income of $2.0 million from PRC governmental agencies for developing technology and R&D projects.

Income Tax Expense (Benefit)

For the nine months ended September 30, 2014, we recorded a tax provision of $560,856, compared to $526,373 in the 2013 period. Our effective tax rates for the first nine months of 2014 and 2013 were 92.8% and (48.6%), respectively. There was a tax expense in 2014, even though we reported a loss for the nine-month period due to losses incurred by certain subsidiaries. The effective rate in 2014 was much higher than the statutory rate because income generated by some of our subsidiaries was not sufficient to offset losses generated by other subsidiaries for tax purposes. There was a tax expense in 2013, even though we reported a loss for the quarter due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

For the nine months ended September 30, 2014, we generated a net income of $39,691, representing an increase of $1.7 million (or 102.4%) from a net loss of $1.6 million during the 2013 period. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At September 30, 2014, we had $6.2 million in cash and equivalents on hand, compared to $8.0 million at December 31, 2013. We had working capital of $8.6 million at September 30, 2014, compared to $6.2 million at December 31, 2013. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the nine months ended September 30, 2014, and 2013:

	2014	2013
Net cash provided by (used in) operating activities	$15,491,410	$(38,141)
Net cash provided by (used in) investing activities	(38,201,711)	1,016,630
Net cash provided by financing activities	19,824,940	2,616,952
Effect of exchange rate changes on cash and equivalents	(72,403)	173,619
Net increase in cash and equivalents	(2,957,764)	3,769,060
Cash and equivalents at beginning of period	9,135,988	4,233,183
Cash and equivalents at end of period	$6,178,224	$8,002,243

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2014 was $15.5 million, an increase of $15.5 million, compared to cash used of $38,141 in the 2013 period. The increase in cash provided by operating activities during the nine months ended September 30, 2014 was primarily attributable to an increase in other receivables, other payables and advances to suppliers, offset by a decrease in other receivable.

Investing Activities

Net cash flows used in investing activities during the nine months ended September 30, 2014 was $38.2 million, an increase of $39.2 million, compared to cash provided by investing activities of $1.0 million in the 2013 period. During the 2014 period, we purchased equipment of $1.2 million and issued loans of $37.2 million to unrelated third parties. In the 2013 period we purchased equipment of $1.1 million and received cash from sale of assets of $2.1 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $19.8 million, an increase of $17.2 million, compared to $2.6 million in the 2013 period. During the 2014 period, we increased our net cash provided by financing activities by repaying $41.6 million of short-term loans, an increase of $20.3 million from $21.2 million in the 2013 period, by repaying $1.3 million of long-term loans, a decrease of $0.1 million from $1.4 million in the 2013 period. We also increased our proceeds from our short term loans from $25.8 million during the 2013 period to $44.2 million in 2014, and our proceeds from our long term loans from $0 during the 2013 period to $19.5 million in the 2014 period.

Assets

Our total assets as of September 30, 2014 were $125.5 million, an increase of $26.6 million, compared to $98.9 million as of December 31, 2013. The increase was primarily due to the increase of other receivables, current of $21.8 million, other non-current receivables of $17.7 million, inventory of $4.4 million, offset by a decrease in cash of $3.0 million, advances to suppliers of $8.0 million, and accounts receivable of $3.7 million. The increase in other receivables (both current and long-term) is due to us borrowing money under a line of credit agreement and lending the money to unrelated third parties at a higher interest rate. (See Note 3 to the financial statements). The increase in inventory is due to us increasing our inventory levels in anticipation of increased sales in the next quarter. The decrease in cash is due to the timing of collections of receivables and payment of payables. The decrease in advances to suppliers is due to us taking receipt of inventory for which we had previously purchased through advanced payments to our suppliers. The decrease in accounts receivable is due to the timing of the collection of customer balances.

Liabilities

Our liabilities increased by $26.9 million as of September 30, 2014, compared to December 31, 2013, principally due to an increase in short-term loans of $2.3 million, long-term loans of $18.1 million and other payables of $5.7 million. The increase in short-term loans is due to the timing of the loans to support our working capital needs. The increase in long-term loans is due to our withdrawal of funds under a credit agreement which we subsequently lent to unrelated third parties at higher interest rates than we are being charged. The increase in other payables is due to an increase in customer deposits.

Loan Commitments

On August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at September 30, 2014) on the loan. No payments made toward principal during the first two quarters of 2014. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. During the nine months ended September 30, 2014, we paid $41.6 million of our short-term loans and borrowed an additional $44.2 million in short-term loans. The current outstanding short-term loans are due through August 2015. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. During the nine months ended September 30, 2014, we borrowed an additional $19.5 million that is due in April 2017 and is collateralized with the stock of our operating subsidiary, Hainan Shiner, our buildings and our land use rights. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. The Company has not yet obtained written authorization for such alternate use of the proceeds. Until the Company is able to obtain such authorization, the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary.

Except as set forth above, as at September 30, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments.

Dividends

Our Chinese subsidiaries have restrictions on the payment of dividends to us. China has currency and capital transfer regulations that may require our Chinese subsidiaries to comply with complex regulations for the movement of capital. These regulations include a public notice issued in October 2005 by the State Administration of Foreign Exchange (“SAFE”) requiring PRC residents, including both legal and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. Although we believe our Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends outside of China.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-08,

“Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of September 30, 2014, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

SHINER INTERNATIONAL, INC.

November 14, 2014	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)