Form 10-K
period 2014-12-31
Shiner International, Inc.
filed 2015-04-20
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [  ]     No [X]

As of April 10, 2015, there were 27,941,491 shares of the registrant's common stock outstanding.

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $6.68 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2014

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co. Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co. Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co. Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co. Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co. Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co. Ltd., or “Yongxin,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang,” (xi) Hainan Juneng Functional Film Co., or “Hainan Juneng” (xii) Ningbo Neisuoer Latex Co. Ltd., or “Ningbo” and (xiii) Shanghai Juneng Functional Film Co. Ltd., or “Shanghai Juneng;”

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended; and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“RMB” are to Renminbi, the legal currency of China; and “US dollar,” “USD,” and “$” are to the legal currency of the United States; and

•	“China,” “Chinese” and “PRC” are to the People’s Republic of China.

PART I

ITEM 1. BUSINESS.

Overview

We were incorporated in Nevada in November 2003, but since July 2007, have been headquartered in Hainan, China. Through our operating subsidiaries, Hainan Shiner, Shiny-Day, Hainan Modern, Zhuhai Modern, Shimmer Sun, Ningbo, Shanghai Juneng, Hainan Juneng, Hainan Runhai and Hainan Saihang, we manufacture and sell packaging and anti-counterfeit plastic film to manufacturers and producers in China. We sell anti-counterfeit film, coated film, and color printing, in international markets through a network of distributors and converters.

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

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2014 and 2013:

	Percent of Total Revenue
Product	2014	2013
BOPP tobacco film	55%	60%
Water-based latex	1%	1%
Coated film	32%	27%
Color printed packaging	5%	5%
Advanced film	7%	7%
	100%	100%

We have 39 patents issued by the State Intellectual Property Office of China, 12 of which were issued after the 2014 year end. We have another 50 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of the manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities.

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

•	Shiny-Day, formed on March 19, 2004 and acquired on July 23, 2007 with a registered capital of $8,000,000, engages in the business of manufacturing and sales of color printing, plastic and rubber type products.

•	Shiner Industrial, formed on May 21, 2003 with a registered capital of RMB100,000 ($15,873), engages in the business of manufacture and sales of plastic film, packaging materials, PVDC latex and PVOH and R&D, manufacture, application and sales of anti-counterfeit film.

•	Zhuhai Modern, formed on October 27, 2006 with a registered capital of RMB5,000,000 ($79,365), engages in the business of manufacturing and sales of color printing, plastic and rubber type products, and packaging materials and R&D for flexible packaging materials.

In late 2009, in an effort to improve efficiencies, reduce expenses and take advantage of favorable tax treatment, we consolidated the operations that were previously carried on by three of our subsidiaries – Hainan Shiner, Shiny-Day and Hainan Modern – into Shiner International. Shiny-Day and Hainan Modern are currently inactive subsidiaries of the Company.

Establishment of Shanghai Juneng

On September 20, 2010, we commenced operations of our 70% majority-owned subsidiary, Shanghai Juneng. The remaining 30% minority interest in Shanghai Juneng is held by Shanghai Shifu Material Co., Ltd., an unaffiliated third-party. Shanghai Juneng was formed on July 21, 2010 for the purpose of wholesale and retail sales of plastic film and packaging materials, chemical products, labels and anti-counterfeit film. Shanghai Juneng currently markets and sells food safety packaging products to domestic food producers.

Acquisition of Shimmer Sun

On May 2, 2011, we entered into an equity transfer agreement with Fu Zhiyong, pursuant to which we acquired Shimmer Sun from Fu Zhiyong for an aggregate purchase price of $3.2 million. The Company paid $1.3 million in cash and the remaining $1.9 million was recorded as “other payables” which was paid by September 30, 2011. As a result of the transaction, Shimmer Sun became our wholly-owned subsidiary and its subsidiaries and indirect subsidiaries, Jingyue, Shunhao, Yongxin and Ningbo became our indirect subsidiaries.

•	Jingyue, formed on January 25, 2011 with a registered capital of HK$3,900,000 ($495,237), engages in the sale of plastic film packaging, printing products, anti-counterfeit and packaging materials, water-based latex, and related consulting and technological services.

•	Shunhao, formed on March 15, 2011 with a registered capital of RMB2,500,000 ($396,825) , engages in the sale of plastic film, packaging and printing products, anti-counterfeit and packaging materials, water-based latex, and related consulting and technological services.

•	Yongxin, formed on April 15, 2011 with a registered capital of RMB2,000,000 ($317,460), engages in the sale of water-based latex, plastic film and packaging printing products, and R&D application and sale of anti- counterfeit technology products.

•	The acquisition gave Shiner a 65% controlling interest in Shimmer Sun’s subsidiary, Ningbo. Ningbo, formed on May 8, 2007 with a registered capital of RMB2,080,000 ($330,158), engages in the manufacture, R&D and processing of PVDC latex series of products and being an import and export agent for latex products and technologies.

In the fourth quarter of 2014, the Company established a new subsidiary, Hainan Juneng Functional Technololgy Development Co., Ltd., through its operating subsidiary, Hainan Shiner. Hainan Juneng is owned 70% by Hainan Shiner and 30% by Hainan Rixin Hotel Management Co., Ltd, an unrelated third party. Hainan was formed to engage in the development, promotion and sale of functional thin film technology but has not conducted any business to date.

The Company also formed Hainan Runhai Color Printing Packaging Co. and Hainan Saihang Photoelectric Co. Ltd., in 2014. Hainan Runhai is a 100% subsidiary of Shiner Industrial and Hainan Saihang is a 100% subsidiary of Hainan Shiny-Day. Hainan Runhai was formed to engage in the development and sale of digital and electronic products but has not conducted any business to date.

The following chart reflects our organizational structure as of the date of this report:

Shiner International, Inc.
(Nevada, USA)
100%
Shimmer Sun Ltd Co. Ltd,
(People Republic Of China)
100%
Hainan Jing Yue New Material Co. Ltd
(People Republic Of China)
100%
Hainan Shunhao New Materials Co. Ltd
(People Republic Of China)
100%
Hainan Yongxin Environmental Co. Ltd
(People Republic Of China)
65%
Ningbo Neisuoer Latex Co. Ltd
(People Republic Of China)
100%
Hainan Shiny-Day Color Printing Pkg. Co. Ltd
(People Republic Of China)
40%
100%
30%
Hainan Shiner Industrial Co. Ltd
(People Republic Of China)
60 %
70%
70 %
Hainan Modern Hi-Tech Industrial Co. Ltd
(People Republic Of China)
Zhuhai Huanuo Pkg.Material Co. Ltd
(People Republic Of China)
100%
70%
Shanghai Juneng Functional Film Co. Ltd
(People Republic Of China)
100%
Hainan Juneng Functional Technology Development Co., Ltd.
(People Republic Of China)
Hainan Saihang Photo-Electronics Co. Ltd.
(People Republic Of China)
Hainan Runhai Color Printing Packaging Co., Ltd.
(People Republic Of China)

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

Industry Overview and Outlook

PRC Package Industry

We manufacture and distribute advanced packaging film products in China. China’s packaging industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. Domestic consumption has always been considered by the Chinese government as one of the key drivers for national economic growth. Over the past several years, the Chinese government has released a number of industry policies and measures to encourage domestic consumption that would benefit the packaging industry. In July 2008, the Ministry of Finance of China established a fund to support the development of new and innovative products and technologies for the packaging industry, focusing on environmental protection, energy efficiency and renewable applications. China has been the second largest packaging market in the world since 2008. According to the China Packaging Federation, the Chinese packaging market reached over RMB1.0 trillion (approximately $147.5 billion) in 2009, over RMB1.4 trillion (approximately $216.7 billion) in 2011, and over RMB1.8 trillion (approximately $285.3 billion) in 2012. According to Euromonitor International’s Packaging Industry in China Report in January 2013, the packaging industry became China’s 14th largest industry sector and contributes about 2.7% of the country’s GDP.

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

Our current production capacity consists of:

•	five coated film lines with a total capacity of 15,000 tons a year;
•	one BOPP tobacco film production line with a total capacity of 3,500 tons a year;
•	one BOPP film production line with a total capacity of 10,000 tons a year;
•	three color printing lines;
•	four advanced film lines with a total capacity of 2,500 tons a year; and
•	Two water-based latex reaction kettles with a total capacity of 3,000 tons a year.

Awards and Certifications

Our subsidiary, Shiner Industrial, has received the following awards and certificates, each of which, we believe, is an indication of our achievements, the quality of our products and makes us more attractive to potential customers and therefore a more competitive company both in the local and international markets:

Date	Award/Certificate	Issuing Authority
November 2003 (1)	ISO 9001:2000 Certificate	China Certification Center for Quality Mark

September 2007	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

January 2010	Awarded as one of the Top Ten Leading Enterprises in China food packaging industry	CNTV.COM, the website for China Network Television

December 2010	Designated as “Advanced Enterprise of Chinese Plastic Industry”	China Packaging Federation

December 2010	2010 China Packaging Brand Excellence Award	China Packaging Federation

December 2010	Key High-Tech Enterprise of the National Torch Program	Ministry of Science and Technology

May 2011	Packaging Film Public R&D Platform	Hainan Provincial Department of Commerce

July 2011	Hainan independent innovation excellent research and development team	Hainan Industry and Information Department

September 2011	High and New Technology Enterprise Certificate	Provincial Science and Technology Department

November 2013	National & Local Joint Engineering Research Center of Functional Film Technology	State Development and Reform Commission

November 2013	The First List of national Intellectual Property demonstration enterprise	National Bureau of Intellectual Property

November 2013	Science and Technical advanced unit for 2013	National Bureau of Intellectual Property
__________________
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

We sell our packaging film and services to dozens of food, beverage, and consumer goods manufacturers throughout the world, with a focus on the PRC market. Our customers are located in 20 provinces, three municipalities and three autonomous regions in the PRC. Our sales group is divided into two teams, a domestic sales team focusing on the PRC market and an international sales team focusing on the European, North American, Southeast Asian, Australasian and Middle Eastern markets. We currently have 30 full time sales representatives servicing our domestic and international customers. The majority of our sales professionals are university graduates and 10 of them have more than 10 years industry experience. We seek to expand our market share in the European and North American markets that we believe possess growth potential. Our domestic sales team is divided into five major sales regions in the PRC based on the location of our customers - Guangdong and Guangxi, Northwest China, Southwest China, Northeast China and Eastern China.

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

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions. Our largest suppliers accounted for more than 11% of raw material purchases in 2013.

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

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 63% market share of the Chinese domestic coated film output in 2014. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service. We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders.

During 2014, our top 10 customers accounted for approximately 72% of our total international coated film sales, with an average sale of $450,000 per customer. Approximately 45% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 60% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the US and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. Our largest international customer, Impak Films Pty. Ltd., an Australian packaging distributor, accounted for approximately 11% of our coated film sales and 2% of our total sales in 2014.

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

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements. Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 48% of color printing sales in 2014.

Advanced Film

We introduced advanced film products in 2005 as a superior alternative to the industry’s hologram printed films. Our largest customer in the domestic market is Hainan Yeshu Group, or “Yeshu”, and our largest customer in the international market is Vietnam Tobacco Imports and Exports Co., or “Vintaba”, the tobacco production company of the Government of Vietnam. Our advanced product sales were approximately $6.7 million in 2014, of which Vintaba accounted for approximately 47% and Yeshu accounted for approximately 11% of these sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

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

Research and Development

We highly value our strong R&D support team. Our R&D team includes 24 engineers and technicians with each person holding a Bachelor’s or other advanced degree, and most of whom have direct or related field experience. Our R&D team strives to improve our production process, product quality and product compatibility to reinforce our competitive advantage in the market. In particular, our R&D efforts are focused on: (i) identifying processes that improve our cost-efficiency and our customers’ production efficiency; (ii) identifying alternative production materials to generate comparable performance at a lower cost to our customers.

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

During 2014 and 2013, we spent approximately $3.2 million and $5.1 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films.

In 2014, we spent approximately $2.0 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties. All R&D costs are funded through our operating cash flow and are expensed as incurred.

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

Intellectual Property

We hold 39 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China, 12 of which we received after the 2014 year end.

Name of Patents	Patent No.	Issue Date
Acrylic Acid Coated Film & Its Manufacturing Methods	ZL2005100777111.3	Jan 31,2007
BOPP Tobacco Film & Its Manufacturing Methods	ZL03102455.6	Jan 31,2007
BOPP Shrinkable Monofilm & Its Manufacturing Methods	ZL03149870.1	Nov 15,2006
Production System of Microwave Drying Coated Film	ZL03149871.X	March 22,2006
A Kind of Low heat-seal Coated Film	ZL2012205042172	Mar 27,2013
A Kind of Transparent Coated Film apply to Sandwich Packing	ZL2012205041856	Mar 27,2013
A kind of low temp. sealing high barrier coated film for heat sensitive food packing	ZL2012205041822	Mar 27,2013
A kind of high barrier laminated film for air fresher packing	ZL201220471388.X	Mar 4,2013
A kind of Biax-oriented fringed BOPP	ZL201220459128.0	Mar 12,2013
A kind of non primer coated film and its manufacturing method	ZL201010177656.2	Apr 3,2013
A Kind of laminated Coated Film for ketchup bag packing	ZL2013200765856	Jul 24,2013
A kind of heat sealable PVDC coated film manufacturing method	ZL201110119077.7	Aug 21,2013
A Kind of Coated Film& Its Manufacturing Methods	ZL200510075370.2	May 16,2007
BOPP Shrinkable Tobacco film & Its Manufacturing Methods	ZL01118669.0	May 14, 2008
Manufacturing Methods for Heat Shrinkable Coated Films	ZL031498728	March 27, 2009
A Kind of Heat-sealed BOPP Film	ZL200810177464.4	March 24, 2010
Manufacturing Methods for Low Heat High Shrinkable Films	ZL200610087005.8	Oct 22, 2010
A Modified PVOH Coated Film for Print & Its Manufacturing Methods	ZL201010208100.5	January 11, 2012
Methods for Producing Coated Film	US8007873B2	August 30, 2011
A Kind of Ultraviolet-proof Coated Film Manufacturing Methods	ZL201010210692.4	Jul 25,2012
A Kind of No Base Coated Film Manufacturing Methods	ZL200910215431.9	Oct 10,2012
A kind of new film structure for fresh meat packing	ZL2013200925821	Sep 25,2013
A vapor barrier type polyvinylidene chloride coated film manufacturing method	ZL201110119076.2	Apr 09,2014
A plastic film coated with acrylic polyurethane rubber manufacturing method	ZL201210361249.6	Apr 30,2014
A low shrinkage temperature of polyolefin heat shrinkable film and its manufacturing method	ZL201210570489.7	Oct 01,2014
A kind of used for flour packaging composite membrane	ZL201420014511.4	Oct 01,2014
Self-adhesive polyvinylidene chloride emulsion bottomless glue coating method and the implementation of the method of coating system	ZL201210572943.2	Nov 26,2014
Chocolate thermal food coating film coating method and the implementation of the method of coating systems	ZL201210572302.7	Jan 21, 2015
A low friction two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210569786.X	Feb 18, 2015
Two-way stretch large size of polypropylene high shrinkable film cutting and winding process	ZL201210570488.2	Feb 18, 2015
A high gloss two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210571747.3	Jan 26, 2015
A holographic mould shrinkage film and its manufacturing method	ZL201210294383.9	Jan 28,2015
A system used for double coating membrane flip	ZL201210572050.8	Feb 04,2015
A plastic tag and its manufacturing method	ZL201310237880X	Feb 05,2015
A betelnut packaging composite membrane and its preparation method	ZL201310184488.3	Feb 12,2015
A high resistance oxygen cooking polyvinylidene chloride resistant coating film and its manufacturing method	ZL201210294409.X	Mar 05,2015
A PET laser transfer film without slab joint and its preparation method	ZL201310254466.X	Mar 10,2015
A two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210570487.8	Mar 12,2015
A kind of cigarette packing two-way stretch polypropylene shrinkable film and its manufacturing method and application	ZL201210570229.X	Mar 24,2015

We have additional products and production equipment for which 50 patent applications are currently pending. Our current patents expire between 2015 and 2030. We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 397 full-time, and no part-time, employees.

The following table sets forth the number of our employees by function.

Number of
Department	Employees
Executives	17
R&D	24
Human Resources	5
Manufacturing	309
Finance	14
Marketing & Sales	24
Other	4
Total	397

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

In each of 2014 and 2013, we incurred expenses of approximately $15,000 to comply with governmental and environmental regulations in China.

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

RISKS RELATED TO OUR BUSINESS

We could lose control of Hainan Shiner, our primary operating subsidiary, if we are unable to repay our loan or if we are unable to obtain a waiver for unsanctioned use of proceeds as a result of our temporary lending operations.

On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties as set forth below. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. Unless and until we obtain a waiver from the lender for such use of proceeds, the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. Furthermore, if any of the borrowers are unable to fulfill their obligations under our loans to them and their guarantees fail, we will be obligated to repay the credit facility in its entirety. If we are unable to repay this debt in full by the due date we could lose control of Hainan Shiner, our buildings and our land use rights. For more information regarding such third party loans see Note 3 to our financial statements.

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

As of December 31, 2014, we had outstanding 90,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $0.95 per share, and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

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

	For the Year Ended December 31,
		2014		2013
	High	Low	High	Low
First Quarter	$0.50	$0.23	$0.19	$0.12
Second Quarter	0.54	0.28	0.20	0.04
Third Quarter	0.41	0.27	0.40	0.15
Fourth Quarter	0.44	0.21	0.62	0.28

On April 10, 2015, the closing price of our common stock as reported on the OTC Markets was $0.24 per share.

Holders

As of April 10, 2015, there were 27,941,491 shares of our common stock outstanding held by approximately 47 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

(c)
Number of
securities
remaining
	(a)		available
	Number of	(b)	for future
	securities	Weighted-	issuance under
	to be issued	average	equity
	upon	exercise price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected
Plan Category	and rights	and rights	in column (a)
Equity compensation plans approved by security holders	120,000	$1.03	-
Equity compensation plans not approved by security holders	-	$-	-
Total	120,000	$1.03	-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of our Business

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

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2014 and 2013:

	2014	2013

BOPP tobacco film	57.4%	58.7%
Water-based latex	0.6%	0.9%
Coated film	30.8%	28.5%
Color printing	4.6%	4.7%
Advanced film	6.6%	7.2%
	100.0%	100.0%

We have 39 patents issued by the State Intellectual Property Office of China and have 50 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of the manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities.

Our principal executive offices are located at 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125. Our telephone number is +86-898-68581104 and our website is www.shinerinc.com.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•

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

•

Fuel Prices – Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. Significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the years ended December 31, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Year ended December 31, 2014 and 2013

The following table summarizes the results of our operations during the years ended December 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Year Ended December 31,		$	%
	2014	2013	Change	Change

Revenues	$101,117,821	$85,641,394	$15,476,427	18.1%
Cost of goods sold	85,284,144	77,016,733	8,267,411	10.7%
Gross profit	15,833,677	8,624,661	7,209,016	83.6%
Selling expenses	4,355,567	2,757,835	1,597,732	57.9%
General and administrative expenses	7,025,634	6,836,517	189,117	2.8%
Income (loss) from operations	4,452,476	(969,691)	5,422,167	-559.2%
Other income (expense), net	2,100,948	839,115	1,261,833	150.4%
Interest income	2,192,067	243,686	1,948,381	799.5%
Interest expense	(3,628,174)	(1,752,069)	(1,876,105)	107.1%
Exchange gain (loss)	(34,017)	(132,790)	98,773	-74.4%
Income tax expense	1,022,512	414,693	607,819	146.6%
Net income (loss) attributed to noncontrolling interest	(3,841)	503,578	(507,419)	-100.8%
Net income (loss) attributed to Shiner	$4,056,947	$(1,682,864)	$5,739,811	-341.1%

Revenues

Revenues for the year ended December 31, 2014 increased $15.5 million (or 18.1%), to $101.1 million, compared to $85.6 million in 2013. The increase was primarily attributable to increased revenues generated from the sale of coated film, BOPP tobacco, color printing and advanced film, which, was partially offset by a decrease in revenues generated from the sale of water-based index. During the year ended December 31, 2014, revenue from BOPP tobacco increased $7.9 million (or 15.7%) to $58.1 million, up from $50.2 million; revenue from coated film increased $6.7 million (or 27.4%) to $31.1 million, up from $24.4 million; revenue from color printing increased $0.6 million (or 14.5%) to $4.6 million, up from $4.0 million; revenue from advanced film increased $0.5 million (or 7.8%) to $6.7 million, from $6.2 million; and revenue from water-based latex decreased $0.2 million (or 21.4%) to $0.6 million, from $0.8 million. During 2014, our domestic (China Mainland) sales increased as a percentage of total sales from 86.3% in 2013 to 88.6% in 2014.

Cost of Goods Sold

For the year ended December 31, 2014, COGS increased $8.3 million (or 10.7%), from $77.0 million in the 2013 to $85.3 million in 2014. COGS for the year ended December 31, 2014 and 2013 were 84.3% and 89.9% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013 was a result of the sale of waste materials in 2014 that had a very low cost of good associated with the sale, and a 3% decrease in the price of our primary raw materials, combined with our higher sales volume during the 2014 period.

Gross Profit

Our gross profit for the year ended December 31, 2014 was $15.8 million, with a profit margin of 15.7%, a 5.6% increase from 10.1% in the year ended December 31, 2013. The increase in gross profit was a result of the sale of waste materials in 2014 that had a very low cost of good associated with the sale, and a 3% decrease in the cost of our primary raw materials, as well as an increase in our sales volume during the 2014 period.

Selling Expenses

For the year ended December 31, 2014, our selling expenses increased by $1.6 million (or 57.9%) to $4.4 million, compared to $2.8 million in 2013. The increase in selling expenses was mainly due to a $1.5 million increase in marketing expenses for the 2014 period.

General and Administrative (“G&A”) Expenses

For the year ended December 31, 2014, our G&A expenses increased by $0.2 million (or 2.8%) to $7.0 million, compared to $6.8 million in 2013. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The increase in G&A expenses was not significant.

Other Income, net

For the year ended December 31, 2014, other income increased by $1.3 million (or 150.4%), to $2.1 million, compared to $0.8 million in 2013. In 2014 we recognized subsidy income of $2.2 million from PRC governmental agencies for developing technology and R&D projects, and insurance proceeds of $0.6 million. In 2013 we recognized a $0.8 million gain from the sale of certain fixed assets.

Interest Income

For the year ended December 31, 2014, interest income increased by $1.9 million (or 799.5%) to $2.2 million, compared to $0.8 million in the 2013 period. The net increase in interest income is primarily due to interest we charged related to other receivables that increased significantly during 2014 due to the expansion of our temporary lending operations. During 2014, we borrowed RMB 120,000,000, or approximately $19,524,000, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%.

Interest Expense

For the year ended December 31, 2014, interest expense increased by $1.9 million (or 107.1%) to $3.6 million, compared to $1.8 million in 2013. The net increase in interest expense is primarily due to the increase in the amount of short-term and long-term loans outstanding. During 2014 we borrowed RMB 120,000,000, or approximately $19,524,000, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Income Tax Expense

For the year ended December 31, 2014, we recorded a tax provision of $1.0 million, compared to $0.4 in the 2013 period. Our effective tax rates for 2014 and 2013 were 20% and 23%, respectively. The effective rate in 2014 was lower than the statutory rate due to tax holidays enjoyed by some of our subsidiaries. There was a tax expense in 2013, even though we reported a loss for the quarter due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

For the year ended December 31, 2014, we generated a net income of $4.1 million, representing an increase of $5.7 million (or 341.1%) from a net loss of $1.7 million during 2013. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At December 31, 2014, we had $6.2 million in cash and equivalents on hand, compared to $8.0 million at December 31, 2013. We had working capital deficit of $10.1 million at December 31, 2014, compared to working capital of $6.2 million at December 31, 2013. The primary reason for the change in working capital is the classification of a long-term loan, currently in default, as a current liability. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the year ended December 31, 2014, and 2013:

	2014	2013
Net cash provided by (used in) operating activities	$8,065,476	$(5,260,177)
Net cash used in investing activities	(38,621,126)	(185,435)
Net cash provided by financing activities	27,189,853	10,145,297
Effect of exchange rate changes on cash and equivalents	(59,818)	203,120
Net increase (decrease) in cash and equivalents	(3,425,615)	4,902,805
Cash and equivalents at beginning of year	9,135,988	4,233,183
Cash and equivalents at end of year	$5,710,373	$9,135,988

Operating Activities

Net cash flow provided by operating activities during the year ended December 31, 2014 was $8.1 million, an increase of $13.3 million, compared to cash used in operating activities of $5.3 million in 2013. The increase in cash provided by operating activities during the year ended December 31, 2014 was primarily attributable to an increase in net income, a decrease in accounts, receivable other receivables and advances to suppliers; offset by a decrease in accounts payable and accrued expenses, unearned revenue and other payables.

Investing Activities

Net cash flows used in investing activities during the year ended December 31, 2014 was $38.6 million, an increase of $38.4 million, compared to $0.2 million in 2013. During 2014, we received $8.4 million from other payables, we purchased equipment of $3.3 million, issued loans of $38.6 million to unrelated third parties and increased our restricted cash by $5.6 million. In the 2013 period we purchased equipment of $1.1 million, increased restricted cash by $1.4 million and received cash from sale of assets of $2.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $27.1 million, an increase of $17.0 million, compared to $10.1 million in 2013. During the 2014 period, we increased our net cash provided by financing activities by repaying $61.2 million of short-term loans, an increase of $29.9 million from $31.1 million in 2013, by repaying $2.4 million of long-term loans, an increase of $2.4 million from $0 in 2013. We also increased our proceeds from our short term loans from $41.2 million during 2013 to $71.1 million in 2014, and our proceeds from our long-term loans from $0 during 2013 to $19.5 million in 2014.

Assets

Our total assets as of December 31, 2014 were $129.1 million, an increase of $30.3 million, compared to $98.9 million as of December 31, 2013. The increase was primarily due to the increase of other receivables, current of $17.2 million, other non-current receivables of $18.8 million, restricted cash of $5.6 million, offset by a decrease in cash of $3.4 million, accounts receivable of $2.8 million, advances to suppliers of $2.9 million, and property and equipment of $2.2 million. The increase in other receivables (both current and long-term) is due to us borrowing money under a line of credit agreement and lending the money to unrelated third parties at a higher interest rate. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily expand our advances to unrelated third parties. The increase in restricted cash is due to the increase in our borrowings and the lenders requirements to keep more cash in restricted accounts. The decrease in cash is due to the timing of collections of receivables and payment of payables. The decrease in advances to suppliers is due to us taking receipt of inventory for which we had previously purchased through advanced payments to our suppliers. The decrease in accounts receivable is due to the timing of the collection of customer balances. The decrease in property and equipment is due to depreciation expense.

Liabilities

Our total liabilities increased by $26.3 million as of December 31, 2014, compared to December 31, 2013, principally due to an increase in short-term loans of $9.9 million, long-term loans of $17.0 million and other payables of $6.7 million; offset by a decrease in accounts payable of $3.0 million and a decrease in unearned revenue of $4.3 million. The increase in short-term loans is primarily due to a RMB 32 million ($5.1 million) loan from Hainan Dingfeng Trading Co., and a RMB 20 million ($3.2 million) loan from Hainan Juneng Thin Film Technology Development Co., Ltd., pursuant to respective loan contracts, dated May 10, 2014 and May 11, 2014. The loans are interest free and are due and payable on May 4, 2015 and May 5, 2015, respectively. The purpose of the loans is to support our working capital needs.

The increase in long-term loans is due to our draw down of RMB120 million (approximately $19.5 million) in funds pursuant to a Trust Agreement between Hainan Shiner, our primary operating subsidiary, and Zhongrong International Trust Co., Ltd., or Zhongrong, on April 17, 2014. The credit facility bears interest at 7.35% per annum, is due on April 17, 2017 and is collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. We intend to meet our liquidity requirements under this Trust Agreement, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. Under the terms of the Trust Agreement, the proceeds of the funds borrowed are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties who have provided no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. As such, Zhongrong has the right to declare a breach of the Trust Agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. We have not been able to obtain a waiver for the violation of the use of proceeds provision of the Trust Agreement, therefore the amount due is being shown as a current liability. If Zhongrong calls the loan due to the violation of the agreement, we will attempt to negotiate a waiver, or request additional time in order to collect the amounts due from unrelated third parties or to obtain other financing to repay the loan.

The increase in long-term loans is due to our withdrawal of funds under a credit agreement discussed in more detail elsewhere herein, which we subsequently lent to unrelated third parties at higher interest rates than we are being charged. The increase in other payables is due to an increase in amounts due to two companies that we are engaged in business with. The decrease in accounts payable is due to the timing of payments to our vendors. The decrease in unearned revenue is due to shipping products to customers that had given us a deposit on their orders.

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at December 31, 2014) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of December 31, 2014, the outstanding balance under this credit facility was RMB 45 million or $7.3 million.

Except as set forth above, as at December 31, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2014 are as follows:

	Payments due by Period
				More
	Less than	One to	Three to	Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$38,744,022	$-	$-	$-	$38,744,022
Long-term loans	19,524,000	-	7,321,500	-	26,845,500
Interest on loan obligations	3,447,587	2,939,582	40,267	-	6,427,436
Total	$61,715,609	$2,939,582	$7,361,767	$-	$72,016,958

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value (“FV”) at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2014, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Yuet Ying	60

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

Jian Fu	49

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

Zhenhuan Yuan	46

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

During 2014, the board met 6 times and acted by unanimous consent 4 times. We had three standing committees in 2014 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 80% of the meetings of the board and meetings of the committees on which they served that were held in 2014 during the term of their service on the board and each committee. We strongly encourage our Board of Directors to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2014 membership and meeting information for each of the committees.

Name	Audit	Compensation	Nominating
Jian Fu

Yuet Ying

Zhenhuan Yuan	X*	X*	X

2014 Meetings	4	0	2

2014 Consents	4	0	2

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

Executive Officers

Our executive officers, in addition to Mr. Fu, are listed below:

Qingtao Xing	37

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

Xue Zhu Xu	52

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

Ming Biao Li	48

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2014, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2014.

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

*

Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the US dollar equivalent based on a conversion rate of $1= RMB 6.1463 and RMB 6.1920 at December 31, 2014 and 2013, respectively.

Narrative Disclosure to Summary Compensation Table

Compensation paid to our named executives in 2014 consisted solely of cash salary and bonus. However, in the future, our named executive officers may be eligible to receive other forms of compensation.

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

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2014.

Change in
Pension
Value and
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Jian Fu (1)	—	—	—	—	—	—	—
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	15,000	—	—	—	—	—	15,000

Narrative to Director Compensation Table

Mr. Fu is executive officers of Shiner and did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2014 fiscal year. The only non-executive director received a $3,750 quarterly cash retainer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Shiner International, Inc., 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, 570125 People’s Republic of China.

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

___________________
*	Less than 1 percent

(1)

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 27, 2015 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

(2)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. At the close of business on March 27, 2015, we had 27,941,491 shares of common stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as described below, we are not a party to any transactions required to be disclosed pursuant to Item 404 of Regulation S-K, including any transaction or series of transactions between us and any officer, director or affiliates of Shiner that has an aggregate value in excess of $120,000, or 1% of the average of our total assets for the last two completed fiscal years.

On April 30, 2014, one of the Company's PRC subsidiaries, Hainan Modern Hi-Tech Industrial Co. Ltd., entered into a loan agreement with Rixin Hotel Management Co. Ltd., pursuant to which Hainan Modern loaned approximately $3,015,807 to Rixin, at a rate of 12%. At the time this transaction was entered into, Rixin was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new, subsidiary, Hainan Juneng, that is owned 70% by the Company and 30% by Rixin, thereby rendering Rixin a related party. Hainan Juneng has not conducted any business to date. The outstanding balance of the loan at December 31, 2015, was $3,015,807 and the loan is repayable in full on April 21, 2017. The Company in turn has a payable due to Rixin for cash advances during the 2014 period. The advances have no fixed repayment date and bear a 0% interest rate. There was an outstanding balance of $3,243,050 at December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Related Fees

The following table sets forth fees billed to us by MJF & Associates, APC for professional services rendered for 2014, and by Goldman Kurland and Mohidin LLP for professional services rendered for 2013:

	2014	2013
Audit Fees	$71,500	$107,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$71,500	$107,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2014 and 2013, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by MJF & Associates, APC and by Goldman Kurland and Mohidin, LLP, respectively, in connection with statutory and regulatory filings or engagements for the relevant year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for years 2014 and 2013, respectively, for assurance and related services by MJF & Associates, APC and by Goldman Kurland and Mohidin LLP, respectively, that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

Tax Fees. This category includes tax preparation, tax compliance and tax advice.

All Other Fees. This category includes all accounting services which are not included in the foregoing categories.

Policy for Pre-Approval of Audit and Non-audit Services

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. The Audit Committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the Audit Committee. Our Audit Committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by MJF & Associates, APC. The decisions of the Chairman of the Audit Committee to pre-approve such a service are required to be reported to the audit committee at its next regularly scheduled meeting.

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

Exhibits

Exhibit	Description of Exhibit

2.1	Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007 (incorporated by reference to Exhibit 2.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

2.2	Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007 (incorporated by reference to Exhibit 2.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on July 27, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

10.1	Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.4	Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu (incorporated by reference to Exhibit 10.4 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.5	Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu (incorporated by reference to Exhibit 10.5 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.6	Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li (incorporated by reference to Exhibit 10.6 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.7	Employment Agreement, dated February 11, 2010, by and between Shiner and Jeffrey T. Roney (incorporated by reference to Exhibit 10.7 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on February 26, 2009).

10.8	Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing (incorporated by reference to Exhibit 10.8 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 25, 2010).

10.9	Articles of Association of Shanghai Juneng Functional Film Company, Ltd., a joint venture between Shiner and Shanghai Shifu Film Material, Co., Ltd. (incorporated by reference to Exhibit 10.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on September 21, 2010).

10.10	Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner’s Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on November 15, 2010).

10.11	Securities Purchase Agreement for Non-US Persons, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.11 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.12	Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner’s Current Report on Form 8- K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14	Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.15	Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on January 14, 2011).

10.16	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 16, 2011)

10.17*	English Translation of Trust Contract on Stock Rights Usufruct, dated April 17, 2014, between Zhongrong International Trust Co., Ltd and Hainan Shiner Industrial Co., Ltd.

10.18*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Jinhong Trading Co.

10.19*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Modern Construction Engineering Co.

10.20*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Dingfeng Trading Co.

10.21*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Modern Hi-Tech Industrial Co., Ltd. and Rixin Hotel Management Co., Ltd.

10.22*	English Translation of Trust Loan Contract, dated April 30, 2014, among Hainan Modern Hi-Tech Industrial Co., Ltd., Ping An Bank Co., Ltd. Haikou Branch, and Hainan Modern Meiju Investment Co., Ltd.

21*	List of Subsidiaries

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________
* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of April, 2015.

Shiner International, Inc.

By:	/s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ XueZhuXu
Name: XueZhuXu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	April 20, 2015
Qingtao Xing

/s/XueZhu Xu	Interim Chief Financial Officer	April 20, 2015
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	April 20, 2015
Yuet Ying

/s/ Jian Fu	Director	April 20, 2015
Jian Fu

/s/ Zhenhuan Yuan	Director	April 20, 2015
Zhenhuan Yuan

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheet of Shiner International, Inc. as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Shiner International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiner International, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MJF & Associates, APC
Los Angeles, CA
April 20, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Shiner International Inc.

We have audited the accompanying consolidated balance sheet of Shiner International, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Shiner International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Shiner International, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP
Encino, California
March 26, 2014

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
CURRENT ASSETS:

Cash and equivalents	$5,710,373	$9,135,988
Restricted cash	7,972,290	2,404,734
Accounts receivable, net	7,656,456	10,414,541
Other receivables	20,563,087	3,333,233
Advances to suppliers	23,529,482	26,453,255
Notes receivable	35,794	652,733
Inventory, net	9,983,143	10,620,622
Prepaid expenses and other current assets	238,317	202,896
Total current assets	75,688,942	63,218,002

Property and equipment, net	25,872,633	28,094,154
Construction in progress	7,007,576	6,251,585
Advance for purchase of equipment	727,764	226,506
Other non-current receivables	18,797,707	-
Intangible assets, net	1,051,243	1,081,398

TOTAL ASSETS	$129,145,865	$98,871,645
LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$8,968,199	$12,003,387
Other payables	18,177,999	11,409,170
Unearned revenue	272,135	4,565,107
Accrued payroll	139,274	122,309
Short-term loans	38,744,022	28,862,794
Long-term loan, currently in default	19,524,000	-
Total current liabilities	85,825,629	56,962,767
Long-term loans	7,321,500	9,822,000
Total liabilities	93,147,129	66,784,767
Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,611,234	6,810,734
Statutory reserve	4,085,752	3,644,905
Retained earnings	11,229,373	7,613,273
Total Shiner stockholders' equity	36,232,382	32,374,935
Noncontrolling interest	(233,646)	(288,057)
Total equity	35,998,736	32,086,878

TOTAL LIABILITIES AND EQUITY	$129,145,865	$98,871,645

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Net revenue	$101,117,821	$85,641,394

Cost of goods sold	85,284,144	77,016,733

Gross profit	15,833,677	8,624,661

Operating expenses:
Selling	4,355,567	2,757,835
General and administrative	7,025,634	6,836,517
Total operating expenses	11,381,201	9,594,352

Income (loss) from operations	4,452,476	(969,691)

Non-operating income (expense):
Other income, net	2,100,948	839,115
Interest income	2,192,067	243,686
Interest expense	(3,628,174)	(1,752,069)
Exchange gain (loss)	(34,017)	(132,790)

Total non-operating income (expense)	630,824	(802,058)

Income (loss) before income tax	5,083,300	(1,771,749)
Income tax expense	1,022,512	414,693

Net income (loss)	4,060,788	(2,186,442)
Net income (loss) attributed to noncontrolling interest	(3,841)	503,578

Net income (loss) attributed to Shiner	$4,056,947	$(1,682,864)

Comprehensive income (loss):
Net income (loss)	$4,060,788	$(2,186,442)
Foreign currency translation gain (loss)	(197,740)	1,065,006

Comprehensive income (loss):	$3,863,048	$(1,121,436)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Other			Total
	Common Stock		Paid-in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2012	27,603,336	$27,603	$14,336,456	$(58,036)	$5,745,728	$3,414,514	$9,526,528	$32,992,793	$215,317	$33,208,110

Foreign currency translation gain	-	-	-	-	1,065,006	-	-	1,065,006	204	1,065,210

Net loss	-	-	-	-	-	-	(1,682,864)	(1,682,864)	(503,578)	(2,186,442)

Transfer from statutory reserve	-	-	-	-	-	230,391	(230,391)	-	-	-

Balance, December 31, 2013	27,603,336	27,603	14,336,456	(58,036)	6,810,734	3,644,905	7,613,273	32,374,935	(288,057)	32,086,878

Contribution by non-controlling interest	-	-	-	-	-	-	-	-	48,810	48,810

Foreign currency translation loss	-	-	-	-	(199,500)	-	-	(199,500)	1,760	(197,740)

Net income	-	-	-	-	-	-	4,056,947	4,056,947	3,841	4,060,788

Transfer from statutory reserve	-	-	-	-	-	440,847	(440,847)	-	-	-

Balance, December 31, 2014	27,603,336	$27,603	$14,336,456	$(58,036)	$6,611,234	$4,085,752	$11,229,373	$36,232,382	$(233,646)	$35,998,736

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,060,788	$(2,186,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,090,837	3,139,763
Amortization	23,549	23,376
Gain on sale and write off of assets	-	(815,877)
Change in working capital components:
Accounts receivable	2,694,465	(2,318,948)
Other receivables	1,907,256	(2,788,033)
Inventory	572,600	(175,786)
Notes receivable	612,951	(90,885)
Advances to suppliers	2,762,178	(10,669,757)
Other assets	83,340	525
Accounts payable and accrued expenses	(2,962,077)	4,905,812
Unearned revenue	(4,265,083)	2,850,731
Other payables	(1,533,041)	2,895,196
Accrued payroll	17,713	(29,852)
Net cash provided by (used in) operating activities	8,065,476	(5,260,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from the sale of assets	-	2,307,080
Payments for property and equipment	(3,337,756)	(1,062,646)
Increase in restricted cash	(5,582,245)	(1,429,869)
Increase in other payables	8,370,041	-
Payment on other receivable	504,906	-
Increase in other receivables	(38,576,072)	-
Net cash used in investing activities	(38,621,126)	(185,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(61,022,677)	(31,082,570)
Proceeds from short-term loans	71,080,220	41,227,867
Repayment of long-term loans	(2,440,500)	-
Proceeds from long-term loans	19,524,000	-
Contribution by noncontrolling interest	48,810	-
Net cash provided by financing activities	27,189,853	10,145,297

Effect of exchange rate changes on cash and cash equivalents	(59,818)	203,120

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,425,615)	4,902,805

CASH AND EQUIVALENTS, BEGINNING BALANCE	9,135,988	4,233,183

CASH AND EQUIVALENTS, ENDING BALANCE	$5,710,373	$9,135,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,116,273	$1,752,069
Income taxes paid	$172,462	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc. and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang, ” (xi) Hainan Juneng Functional Film Co., or “Hainan Juneng” and (xii) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo”.

The Company has historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 the Company decided to temporarily expand its advances to unrelated third parties. On April 17, 2014, Hainan Shiner, the Company’s primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties (see Note 3). The business purpose for these loans was for the Company to make the spread between the amount of interest it pays on the credit facility and the amount of interest it can charge. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

	Place	Percentage
Subsidiary	Incorporated	Owned	Parent
Shiner International, Inc.	Nevada, USA		-
Hainan Shiner	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny-Day
Zhuhai Modern	China	100%	Shiny-Day
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Limited
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Hainan Runhai	China	100%	Shiny-Day
Hainan Saihang	China	100%	Hainan Shiner
Hainan Juneng	China	70%	Hainan Shiner
Ningbo	China	65%	Yongxin

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng. The subsidiary is owned 70% by Hainan Shiner and 30% by an unrelated third party. The 30% owned by the third party is presented as noncontrolling interest.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters” with the RMB as the functional currency. According to ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and other comprehensive income (loss).

Note 2 - Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. This classification of a long-terms note payable as a current liability resulted in the Company having a working capital deficit at December 31, 2014. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 17, 2014, Hainan Shiner, the Company’s primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. The Company has not obtained a waiver from the lender for such use of proceeds and the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner. Furthermore, if the borrowers are unable to fulfill their obligations under the Company’s loans to them and their guarantees fail, the Company will be obligated to repay the credit facility in its entirety. If the Company is unable to repay this debt in full by the due date it could lose control of Hainan Shiner, certain buildings and land use rights. The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability. If the lender calls the loan due to the violation of the trust agreement, the Company will attempt to negotiate a waiver from the current lender or request additional time to repay the loan to allow the Company time to collect the amounts due the from unrelated third parties, or to obtain other financing to repay this lender.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of $1,576,952 and $960,182 at December 31, 2014 and 2013.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Construction in Progress and Government Grants

Construction in progress (“CIP”) mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at December 31, 2014 and 2013 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2014 and 2013 respectively, RMB20.1 million ($2.9 million based on the exchange rate at December 31, 2014) and RMB23.8 million ($3.9 million based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the year ended December 31, 2014 and 2013, the Company amortized $473,457 and $469,965, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2014 and 2013, respectively, RMB10.0 million ($1.4 million based on the exchange rate at December 31, 2014) and RMB11.4 million ($1.9 million based on the exchange rate at December 31, 2013) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the year ended December 31, 2014 and 2013, the Company amortized $227,780 and $226,100, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2014 and 2013, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

A rollforward of the CIP from December 31, 2012 to December 31, 2014 is below:

CIP at December 31, 2012	$5,840,483
Additions during 2013	219,490
Foreign currency translation	191,612
CIP at December 31, 2013	6,251,585
Transfers to property and equipment	(820,347)
Additions during 2014	1,614,528
Foreign currency translation	(38,190)
CIP at December 31, 2014	$7,007,576

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2014 and 2013, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets, net

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at December 31, 2014 and 2013.

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
DECEMBER 31, 2014 AND 2013

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of December 31, 2014 and 2013, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Sales returns and allowances was $0 for the years ended December 31, 2014 and 2013. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the years ended December 31, 2014 and 2013 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for 2014 and 2013 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the years ended December 31, 2014 and 2013 were $3,159,619 and $4,996,123, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 and 90,000 options outstanding as of December 31, 2014 and 2013, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options outstanding as of December 31, 2014 with weighted-average exercise prices of $0.85. There were 90,000 options outstanding as of December 31, 2013 with weighted-average exercise prices of $0.95. All options were excluded from the diluted loss per share for 2013 due to the dilutive effect.

	Years Ended December 31,
	2014		2013
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$0.15	27,541,491	$(0.06)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings (loss) per share	27,541,491	$0.15	27,541,491	$(0.06)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,611,234 and $6,810,374 at December 31, 2014 and 2013, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments. See Note 15.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Other Receivables

Other receivables at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Due from various unrelated customers, non-interest bearing and due upon demand	1,289,628	3,333,233
Due from Hainan Jinhong, an unrelated third party, with interest at 5%, due on April 30, 2015*	4,335,598	-
Due from Hainan Modern Construction Company, an unrelated third party, with interest at 10%, due on April 30, 2015*	7,990,197	-
Due from Dingfeng, an unrelated third party, with interest at 5%, due on April 30, 2015*	6,947,664	-
Due from Rixin Hotel Management, an unrelated third party, with interest at 12%, due on April 21, 2017**	3,015,807	-
Due from Xiandai Meiju, an unrelated third party, with interest at 16%, due on April 21, 2017	15,781,900	-

Total other receivables	39,360,794	3,333,233

Current portion	20,563,087	3,333,233
Non-current portion	$18,797,707	$-

* Subsequent to the balance sheet date, these three receivables were paid in full.
** At the time this transaction was entered into, Rixin Hotel Management was and unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 70% by the Company and 30% by Rixin Hotel Management.  This new subsidiary has not conducted any business to date.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Note 4 – Inventory, net

Inventory at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Raw Material	$3,544,464	$4,280,055
Work in process	1,220,588	1,258,527
Finished goods	5,968,467	5,936,008
	10,733,519	11,474,590
Less: Obsolescence reserve	(750,376)	(853,968)
Inventory, net	$9,983,143	$10,620,622

Note 5 – Property and Equipment, net

Property and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Operating equipment	$25,856,799	$24,202,642
Vehicles	691,990	711,197
Office equipment	146,193	249,203
Buildings	12,700,884	12,778,948
	39,395,866	37,941,990
Less accumulated depreciation	(13,523,233)	(9,847,836)
Property and Equipment, net	$25,872,633	$28,094,154

Note 6 - Intangible Assets

Intangible assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Right to use land	$1,193,031	$1,200,364
Less: Accumulated amortization	(141,788)	(118,966)
Intangible assets, net	$1,051,243	$1,081,398

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Amortization of intangible assets is as follows, by years from December 31, 2014:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Year ending December 31,

2015	$23,861
2016	23,861
2017	23,861
2018	23,861
2019	23,861
Thereafter	931,938
$1,051,243

Note 7 – Other Payables

Other payables at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Government grant for Shi Zi Ling workshop	$3,393,109	$3,890,331
Government grant for structure and equipment	1,632,423	1,903,008
Government grant for expansion and equipment	290,420	288,278
Taxes Payable	1,985,966	1,386,592
Due to Rixin Hotel Management*	3,243,050	-
Due to Hainan Dingfeng	5,126,991	-
Miscellaneous payables	2,506,040	3,940,961
	$18,177,999	$11,409,170

* -- at the time this transaction was entered into, Rixin Hotel Management was and unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 70% by the Company and 30% by Rixin Hotel Management.  This new subsidiary has not conducted any business to date.

The $3,393,109 and $1,632,423 payables at December 31, 2014 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Short-term Loans

Short-term loans at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Due May 31, 2014, with interest of 6.6%	$-	$6,548,000
Due June 9, 2014, with interest of 6.6%	-	1,637,000
Due September 17, 2014, with interest of 6.60%	-	2,455,500
Due September 24, 2014, with interest of 6.6%	-	4,092,500
Due November 27, 2014, with interest of 6.6%	-	3,274,000
Due November 27, 2014, with interest of 6.6%	-	842,400
Due November 27, 2014, with interest of 6.6%	-	1,473,300
Due December 12, 2014, with interest of 7.5%	-	4,583,600
Due February 14, 2015 with interest of 4.5%*	332,766	-
Due February 20, 2015 with interest of 4.5%*	56,635	-
Due March 8, 2015 with interest of 4.5%*	499,998	-
Due March 28, 2015, with interest of 6.0%*	1,627,000	-
Due March 28, 2015, with interest of 6.6%*	3,254,000	-
Due April 28, 2015 with interest of 6.6%	3,254,000	-
Due April 30, 2015 with interest of 6.72%	2,928,600	-
Due May 30, 2015 with interest of 6.6%	1,627,000	-
Due June 25, 2015 with interest of 6.6%	1,627,000	-
Due June 25, 2015 with interest of 6.16%	1,545,650	-
Due June 30, 2015 with interest of 6.16%	1,301,600	-
Due August 28, 2015 with interest of 7.2%	3,254,000	-
Due November 25, 2015 with interest of 6.72%	813,500	-
Due November 28, 2015 with interest of 6.72%	3,254,000	-
Due December 17, 2015 with interest of 10%	4,067,500	-
Due December 19, 2015 with interest of 10%	2,440,500	-
Due December 22, 2015 with interest of 5.6%	2,928,600	-
Various bank acceptance bills payable on various dates through May 19, 2015	3,931,673	3,956,494
	$38,744,022	$28,862,794

* These loans were repaid when due.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

Long-term loans at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Due January 24, 2018, with interest of 6.60%	$7,321,500	$9,822,000
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	19,524,000	-
	26,845,500	9,822,000
Long-term loans, currently in default	(19,524,000)	-
Long-term loans	$7,321,500	$9,822,000

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary.

Aggregate future maturities of long-term loans at December 31, 2014 are as follows:

Year ending December 31,

2015	$19,524,000
2016	-
2017	-
2018	7,321,500
$26,845,500

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

As of December 31, 2014, the outstanding balance under this credit facility was RMB 45 million or $7.3 million.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at December 31, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments.

Note 10 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2012	120,000	1.03	$-
Granted	-	-
Canceled	-	-
Exercised	(30,000)	1.25
Outstanding at December 31, 2013	90,000	$0.95	$-
Granted	-
Canceled/ Expired	(30,000)	$1.25
Exercised	-
Outstanding at December 31, 2014	60,000	$0.80	$-
Exercisable at December 31, 2014	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of December 31, 2014, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2014	Price	(Years)

$0.80	60,000	$0.80	1.94
60,000

The number and weighted average exercise prices of all options exercisable as of December 31, 2014, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2014	Price	(Years)
$0.80	60,000	$0.80	1.94
60,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2014 and 2013:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price	Life
	Outstanding	Price	(Years)
Outstanding at December 31, 2012	521,664	$1.70	0.24
Granted	-
Canceled/Expired	(521,664)
Exercised	-
Outstanding at December 31, 2013	-
Granted	-
Canceled/Expired	-
Exercised	-
Outstanding at December 31, 2014	-
Exercisable at December 31, 2014	-

Note 11 - Income Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at 25%.

The Company operates in a privileged economic zone which entitles it to certain tax benefits (tax holiday). Hainan Shiner has a tax rate of 15% from January 1, 2009 to December 31, 2014 since it is recognized as a high-tech enterprise. Hainan Shiner acquired all of the assets of Shiny-Day and Modern in 2009, partially in response to the expiration of the tax holiday.

Income tax expense reflected in the consolidated statements of operations and other comprehensive loss consist of the following for 2014 and 2013:

	2014	2013
Current expense:
Federal	$-	$-
State	-	-
Foreign	1,022,512	414,693
	1,022,512	414,693
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$1,022,512	$414,693

The components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

	2014	2013
Deferred tax assets:
Net operating loss	$630,000	$598,000
Total deferred tax assets	630,000	598,000
Less valuation allowance	(630,000)	(598,000)
	$-	$-

A reconciliation of tax at US federal statutory rate to provision for income tax recorded in the financial statements for 2014 and 2013 is as follows:

	2014	2013
Tax provision (benefit) at statutory rate	34%	(34)%
Foreign tax rate difference	(9)%	9%
US and Chinese current NOL for which no benefit is realized	(12)%	48%
Effect of tax holiday	7%	-%
Effective rate	20%	23%

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2014 net income would have been decreased by $363,000. The net effect on EPS had income tax been applied at the regular rates would have been $0.01.

Foreign pretax income (loss) approximated $4,157,000 and ($1,638,000) for 2014 and 2013, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2014, $16,429,000 of accumulated undistributed earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $2,800,000 would have to be provided if such earnings were remitted currently.

Note 12 - Employee Welfare Plans

The expense for employee common welfare was $107,344 and $178,927for the years ended December 31, 2014 and 2013, respectively.

Note 13 - Statutory Common Welfare Fund

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

The Company appropriated $440,847 and $230,391 as reserve for the statutory surplus reserve and statutory common welfare fund for the years ended December 31, 2014 and 2013, respectively.

Note 14 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for either year ended December 31, 2014 or 2013.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

One vendor provided 11% of the Company’s raw material purchases for the year ended December 31, 2014. One vendor provided 10% of the Company’s raw material purchases for the year ended December 31, 2013. At December 31, 2014 and 2013, the Company owed this vendor $0 and $1,430,738, respectively.

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

Note 15 – Commitments and Contingencies

At December 31, 2014, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,330,850.

Note 16 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better. Approximately 11% of the water-base latex products manufactured by Ningbo are sold to Hainan Shiner, Shiny-Day and Zhuhai Modern.

The following tables summarize the Company’s segment information for the years ended December 31, 2014 and 2013:

	2014	2013

Revenues from unrelated entities
Tobacco film	$58,090,157	$50,209,720
Water-based latex	632,053	803,720
Coated film	31,100,464	24,403,257
Color printing	4,625,718	4,040,127
Advanced film	6,669,429	6,184,570
	$101,117,821	$85,641,394

Intersegment revenues
Tobacco film	$1,184,944	$8,584,482
Water-based latex	43,387	43,067
Coated film	679,784	4,172,287
Color printing	101,108	690,751
Advanced film	145,778	1,057,392
	$2,155,001	$14,547,979

Total revenues
Tobacco film	$59,275,101	$58,794,202
Water-based latex	675,440	846,787
Coated film	31,780,248	28,575,544
Color printing	4,726,826	4,730,878
Advanced film	6,815,207	7,241,962
Less Intersegment revenues	(2,155,001)	(14,547,979)
	$101,117,821	$85,641,394

Income (loss) from operations
Tobacco film	$5,135,083	$334,650
Water-based latex	201,360	195,261
Coated film	191,081	(644,696)
Color printing	(695,747)	(187,054)
Advanced film	(213,317)	(464,424)
Holding Company	(165,984)	(203,428)
	$4,452,476	$(969,691)

Interest income
Tobacco film	$1,181,676	$142,867
Water-based latex	13,777	2,287
Coated film	677,909	69,438
Color printing	100,829	11,496
Advanced film	145,376	17,598
Holding Company	72,500	-
	$2,192,067	$243,686

Interest expense
Tobacco film	$2,193,336	$1,057,095
Water-based latex	22,815	10,996
Coated film	869,997	419,302
Color printing	176,026	84,837
Advanced film	368,283	177,497
Holding Company	(2,283)	2,342
	$3,628,174	$1,752,069

Income tax expense
Tobacco film	$545,455	$234,987
Water-based latex	-	-
Coated film	392,818	143,371
Color printing	-	-
Advanced film	84,239	36,335
Holding Company	-	-
	$1,022,512	$414,693

Net income (loss)
Tobacco film	$3,235,489	$(414,323)
Water-based latex	189,526	186,552
Coated film	1,668,979	(893,735)
Color printing	(791,407)	(260,395)
Advanced film	(78,098)	(598,771)
Holding Company	(163,701)	(205,770)
	$4,060,788	$(2,186,442)

Provision for depreciation
Tobacco film	$2,462,726	$1,896,657
Water-based latex	40,097	20,105
Coated film	976,852	752,318
Color printing	197,646	152,216
Advanced film	413,516	318,467
Holding Company	-	-
	$4,090,837	$3,139,763

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

	As of December 31,
Total Assets	2014	2013
Tobacco film	$71,293,886	$52,780,171
Water-based latex	657,568	657,568
Coated film	28,279,069	20,935,514
Color printing	5,721,679	4,235,864
Advanced film	11,970,944	8,862,310
Holding Company	11,222,719	11,400,218
	$129,145,865	$98,871,645

Note 17 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2014 and 2013 is as follows:

Geographical Areas	2014	2013
Chinese Mainland	$89,634,221	$73,900,600
Asia (outside Mainland China)	5,514,238	2,487,501
Australia	3,569,645	3,293,676
North America	896,518	3,169,571
Middle East	449,136	509,949
Europe	938,884	627,571
Africa	-	1,479,569
South America	115,179	172,957
	$101,117,821	$85,641,394

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1	Share Exchange Agreement by and between Sino Palace Holdings Limited and Cartan Holdings Inc. dated as of July 23, 2007 (incorporated by reference to Exhibit 2.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

2.2	Return to Treasury Agreement between Cartan Holdings, Inc. and Zubeda Mohamed-Lakhani, dated as of July 23, 2007 (incorporated by reference to Exhibit 2.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on July 27, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on July 27, 2007).

10.1	Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333-148304), filed with the SEC on December 21, 2007).

10.4	Employment Agreement, dated January 1, 2008, by and between Shiner and Jian Fu (incorporated by reference to Exhibit 10.4 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.5	Employment Agreement, dated January 1, 2008, by and between Shiner and Xuezhu Xu (incorporated by reference to Exhibit 10.5 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.6	Employment Agreement, dated January 1, 2008, by and between Shiner and Mingbiao Li (incorporated by reference to Exhibit 10.6 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 28, 2008).

10.7	Employment Agreement, dated February 11, 2010, by and between Shiner and Jeffrey T. Roney (incorporated by reference to Exhibit 10.7 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on February 26, 2009).

10.8	Employment Agreement, dated February 3, 2010, by and between Shiner and Qingtao Xing (incorporated by reference to Exhibit 10.8 of Shiner’s Annual Report on Form 10-K (Commission File No. 001-33960) filed with the SEC on March 25, 2010).

10.9	Articles of Association of Shanghai Juneng Functional Film Company, Ltd., a joint venture between Shiner and Shanghai Shifu Film Material, Co., Ltd. (incorporated by reference to Exhibit 10.1 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on September 21, 2010).

10.10	Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner’s Quarterly Report on Form 10-Q (Commission File No. 001-33960) filed with the SEC on November 15, 2010).

10.11	Securities Purchase Agreement for Non-US Persons, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.11 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.12	Securities Purchase Agreement, dated as of December 28, 2010, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.12 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.13	Form of Warrant of the Company (incorporated by reference to Exhibit 10.13 of Shiner’s Current Report on Form 8- K (Commission File No. 001-33960) filed with the SEC on December 29, 2010).

10.14	Registration Rights Agreement, dated as of December 28, 2010, by and between the Company and the Investors (incorporated by reference to Exhibit 10.14 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on December 29, 2010).

10.15	Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner’s Current Report on Form 8-K (Commission File No. 001-33960) filed with the SEC on January 14, 2011).

10.16	Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 16, 2011)

10.17*	English Translation of Trust Contract on Stock Rights Usufruct, dated April 17, 2014, between Zhongrong International Trust Co., Ltd. and Hainan Shiner Industrial Co., Ltd.

10.18*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Jinhong Trading Co.

10.19*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Modern Construction Engineering Co.

10.20*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Dingfeng Trading Co.

10.21*	English Translation of Loan Agreement, dated April 30, 2014, between Hainan Modern Hi-Tech Industrial Co., Ltd. and Rixin Hotel Management Co., Ltd.

10.22*	English Translation of Trust Loan Contract, dated April 30, 2014, among Hainan Modern Hi-Tech Industrial Co., Ltd., Ping An Bank Co., Ltd. Haikou Branch, and Hainan Modern Meiju Investment Co., Ltd.

21*	List of Subsidiaries

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________________
* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.