Form 10-Q
period 2015-03-31
Shiner International, Inc.
filed 2015-05-15
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$12,449,935	$5,710,373
Restricted cash	1,271,614	7,972,290
Accounts receivable, net	7,053,716	7,656,456
Other receivables	18,838,729	20,563,087
Advances to suppliers	26,032,994	23,529,482
Notes receivable	179,740	35,794
Inventory, net	10,983,454	9,983,143
Prepaid expenses and other current assets	190,345	238,317

Total current assets	77,000,527	75,688,942

Property and equipment, net	24,996,463	25,872,633
Construction in progress	7,244,383	7,007,576
Advance for purchase of equipment	597,700	727,764
Other non-current receivables	12,342,579	18,797,707
Intangible assets, net	1,049,853	1,051,243

TOTAL ASSETS	$123,231,505	$129,145,865

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,311,907	$8,968,199
Other payables	15,993,986	18,177,999
Unearned revenue	27,414	272,135
Accrued payroll	117,923	139,274
Short-term loans	41,422,584	38,744,022
Long-term loan, currently in default	13,072,000	19,524,000

Total current liabilities	79,945,814	85,825,629

Long-term loans	7,353,000	7,321,500

Total liabilities	87,298,814	93,147,129

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,763,863	6,611,234
Statutory reserve	4,184,300	4,085,752
Retained earnings	10,296,898	11,229,373

Total Shiner stockholders' equity	35,551,084	36,232,382

Noncontrolling interest	381,607	(233,646)

Total equity	35,932,691	35,998,736

TOTAL LIABILITIES AND EQUITY	$123,231,505	$129,145,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Net revenue	$13,806,856	$25,264,780
Cost of goods sold	11,479,169	21,045,850
Gross profit	2,327,687	4,218,930

Operating expenses:
Selling	1,045,384	965,305
General and administrative	1,759,842	1,316,358
Total operating expenses	2,805,226	2,281,663

Income (loss) from operations	(477,539)	1,937,267

Non-operating income (expense):
Other income, net	201,857	(706,178)
Interest income	733,954	6,651
Interest expense	(1,252,610)	(538,042)
Exchange gain (loss)	2,108	(4,030)
Total non-operating expense	(314,691)	(1,241,599)

Income (loss) before income tax	(792,230)	695,668

Income tax expense	62,609	293,342

Net income (loss)	(854,839)	402,326
Net income (loss) attributed to noncontrolling interest	(20,912)	3,199
Net income (loss) attributed to Shiner	$(833,927)	$399,127

Comprehensive income (loss):
Net income (loss)	$(854,839)	$402,326
Foreign currency translation gain (loss)	154,264	(289,428)
Comprehensive income (loss)	$(700,575)	$112,898

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(854,839)	$402,326
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	999,346	924,018
Amortization	5,887	5,916
Gain on sale and write off of assets
Change in working capital components:
Accounts receivable	633,558	3,896,293
Other receivables	503,670	(2,949,357)
Inventory	(952,145)	(1,717,531)
Notes receivable	(143,176)	553,835
Advances to suppliers	(2,304,993)	(4,310,681)
Other assets	48,788	175,058
Accounts payable	232,382	(1,030,427)
Unearned revenue	(269,410)	(2,199,309)
Other payables	(382,201)	97,780
Accrued payroll	(21,857)	10,772
Net cash used in operating activities	(2,504,990)	(6,141,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(88,446)	(172,474)
Decrease in restricted cash	6,706,123	(754,011)
Increase in other payables	(1,885,225)	-
Payment on other receivable	7,831,113	-
Net cash provided by (used in) investing activities	12,563,565	(926,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(19,219,656)	(8,002,015)
Proceeds from short-term loans	21,720,765	13,607,968
Repayment of long-term loans	(6,508,000)	-
Contribution by non-controlling interest	634,530	-
Net cash provided by (used in) financing activities	(3,372,361)	5,605,953

Effect of exchange rate changes on cash and cash equivalents	53,348	(80,412)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6,739,562	(1,542,251)

CASH AND EQUIVALENTS, BEGINNING BALANCE	5,710,373	9,135,988

CASH AND EQUIVALENTS, ENDING BALANCE	$12,449,935	$7,593,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,210,039	$515,969
Income taxes paid	$-	$62,785

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2015. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Shiner and its subsidiaries as follows:

	Place	Percentage
Subsidiary	Incorporated	Owned	Parent
Shiner International, Inc.	Nevada, USA		-
Hainan Shiner	China	100%	Shiner International, Inc.
Shiny-Day	China	100%	Shiner International, Inc.
Hainan Modern	China	100%	Shiny-Day/Hainan Shiner
Zhuhai Modern	China	100%	Hainan Shiner/Shiner International, Inc.
Shimmer Sun	China	100%	Shiner International, Inc.
Jingyue	China	100%	Shimmer Sun Limited
Shunhao	China	100%	Jingyue
Yongxin	China	100%	Shunhao
Hainan Runhai	China	100%	Shiny-Day
Hainan Saihang	China	100%	Hainan Shiner
Hainan Juneng	China	50%	Hainan Shiner
Ningbo	China	65%	Yongxin

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng, originally owned 70% by Hainan Shiner and 30% by an unrelated third party. During the quarter ended March 31, 2015 another unrelated third party purchased additional stock from Hainan for RMB 3,900,000 ($634,530. As of March 31, 2105, the Company owns 50% of Hainan Juneng and two other parties own the remaining 50%. The 50% owned by the third parties is presented as noncontrolling interest.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters,” with the RMB as the functional currency. According to FASB ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of operations and other comprehensive income (loss).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

Note 2 - Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015 and December 31, 2014, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. This classification of a long-term note payable as a current liability resulted in the Company having a working capital deficit at March 31, 2015 and December 31, 2014. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 17, 2014, Hainan Shiner, the Company’s primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. The Company has not obtained a waiver from the lender for such use of proceeds and the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner. Furthermore, if the borrowers are unable to fulfill their obligations under the Company’s loans to them and their guarantees fail, the Company will be obligated to repay the credit facility in its entirety. If the Company is unable to repay this debt in full by the due date it could lose control of Hainan Shiner, certain buildings and land use rights. Finally, the Company’s inability to obtain a waiver for the violation of the loan agreement resulted in the amount due under this credit facility being shown as a current liability. If the lender calls the loan due to the violation of the trust agreement, the Company will attempt to negotiate a waiver from the current lender or request additional time to repay the loan to allow the Company time to collect the amounts due the from unrelated third parties, or to obtain other financing to repay this lender.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of $1,423,789 and $1,576,952 (audited) at March 31, 2015 and December 31, 2014, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at March 31, 2015 and December 31, 2014 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2015 and December 31, 2014 respectively, RMB20.1 million ($3.3 million based on the exchange rate at March 31, 2015) and RMB20.8 million ($3.4 million (audited) based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2015 and 2014, the Company amortized $118,364 and $118,946, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million (audited) based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2015 and December 31, 2014, respectively, RMB9.7 million ($1.6 million based on the exchange rate at March 31, 2015) and RMB10.0 million ($1.6 million (audited) based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2015 and 2014, the Company amortized $56,945 and $57,225, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2015 and December 31, 2014, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

A rollfoward of the construction in progress (“CIP”) from December 31, 2014 to March 31, 2015 is below:

CIP at December 31, 2014	$7,007,576
Transfers to property and equipment	-
Additions during 2015	205,545
Foreign currency translation	31,262
CIP at March 31, 2015	$7,244,383

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2015 and December 31, 2014 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at March 31, 2015 or December 31, 2014 (audited).

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014
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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of March 31, 2015 and December 31, 2014 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

Sales returns and allowances was $0 for the three months ended March 31, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the three months ended March 31, 2015 and 2014 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2015 and 2014 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three months ended March 31, 2015 and 2014 were $752,967 and $712,251, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of March 31, 2105 and December 31, 2014 (audited).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

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

Under FASB ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of March 31, 2015 with weighted-average exercise prices of $0.85 and $0, respectively. There were 90,000 options and 0 warrants outstanding as of March 31, 2014 with weighted-average exercise prices of $0.95 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2015 and 2014 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$(0.03)	27,541,491	$0.01
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings (loss) per share	27,541,491	$(0.03)	27,541,491	$0.01

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,767,514 and $6,611,234 at March 31, 2015 and December 31, 2014 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

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

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income or stockholders’ equity.

Note 3 – Other Receivables

Other receivables at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	811,149	1,289,628
Due from Hainan Jinhong, an unrelated third party, with interest at 5%, due on April 30, 2015*	3,774,182	4,335,598
Due from Hainan Modern Construction Company, an unrelated third party, with interest at 10%, due on April 30, 2015*	8,024,574	7,990,197
Due from Dingfeng, an unrelated third party, with interest at 5%, due on April 30, 2015*	6,977,556	6,947,664
Due from Rixin Hotel Management, an unrelated third party, with interest at 12%, due on April 21, 2017**	2,930,742	3,015,807
Due from Xiandai Meiju, an unrelated third party, with interest at 16%, due on April 21, 2017	8,663,105	15,781,900
Total other receivables	31,181,308	39,360,794
Current portion	18,838,729	20,563,087
Non-current portion	$12,342,579	$18,797,707

* Subsequent to the balance sheet date, these three receivables were paid in full.
** At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

Note 4 – Inventory, net

Inventory at March 31, 2015 and December 31, 2014 consisted of the following:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

	March 31,	December 31,
	2015	2014
		(Audited)
Raw Material	$4,355,607	$3,544,464
Work in process	1,080,271	1,220,588
Finished goods	6,246,569	5,968,467
	11,682,447	10,733,519
Less: Obsolescence reserve	(698,993)	(750,376)
Inventory, net	$10,983,454	$9,983,143

Note 5 – Property and Equipment, net

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
		(Audited)
Operating equipment	$25,982,768	$25,856,799
Vehicles	694,967	691,990
Office equipment	148,261	146,193
Buildings	12,755,529	12,700,884
	39,581,525	39,395,866
Less accumulated depreciation	(13,808,810)	(13,523,233)
Property and equipment, net	$25,772,715	$25,872,633

Note 6 - Intangible Assets, net

Intangible assets at March 31, 2015 and December 31, 2014 consisted of rights to use land as follows:

	March 31,	December 31,
	2015	2014
		(Audited)
Right to use land	$1,198,164	$1,193,031
Less: Accumulated amortization	(148,311)	(141,788)
Intangible assets, net	$1,049,853	$1,051,243

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
		(Audited)
Government grant for Shi Zi Ling workshop	$3,288,834	$3,393,109
Government grant for structure and equipment	1,582,257	1,632,423
Government grant for expansion and equipment	291,669	290,420
Taxes Payable	1,985,966	1,985,966
Due to Rixin Hotel Management*	3,257,003	3,243,050
Due to Hainan Dingfeng	3,255,713	5,126,991
Miscellaneous payables	2,332,544	2,506,040
	$15,993,986	$18,177,999

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

The $3,288,834, $1,582,257 and $291,669 payables at March 31, 2015 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2. Customer deposits are amounts received from customers for the purchase of products to be delivered in the future.

Note 8 - Short-term Loans

Short-term loans at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
		(Audited)
Due February 14, 2015 with interest of 4.5%	$-	$332,766
Due February 20, 2015 with interest of 4.5%	-	56,635
Due March 8, 2015 with interest of 4.5%	-	499,998
Due March 28, 2015, with interest of 6.0%	-	1,627,000
Due March 28, 2015, with interest of 6.6%	-	3,254,000
Due April 28, 2015 with interest of 6.6% *	3,268,000	3,254,000
Due April 30, 2015 with interest of 6.72% *	-	2,928,600
Due April 30, 2015 with interest of 4.5% *	428,871	-
Due May 4, 2015 with interest of 4.5% *	138,868	-
Due May 30, 2015 with interest of 6.6%	1,634,000	1,627,000
Due June 2, 2015 with interest of 4.5%	70,076	-
Due June 8, 2015 with interest of 4.5%	341,637	-
Due June 9, 2015 with interest of 4.5%	99,643	-
Due June 10, 2015 with interest of 4.5%	103,662	-
Due June 14, 2015 with interest of 4.5%	43,558	-
Due June 14, 2015 with interest of 4.5%	227,421	-
Due June 25, 2015 with interest of 6.6%	1,634,000	1,627,000
Due June 25, 2015 with interest of 6.16%	-	1,545,650
Due June 30, 2015 with interest of 6.16%	-	1,301,600
Due August 28, 2015 with interest of 7.2%	3,268,000	3,254,000
Due November 25, 2015 with interest of 6.72%	-	813,500
Due November 28, 2015 with interest of 6.72%	-	3,254,000
Due December 17, 2015 with interest of 10%	4,085,000	4,067,500
Due December 19, 2015 with interest of 10%	2,451,000	2,440,500
Due December 22, 2015 with interest of 5.6%	2,941,200	2,928,600
Due February 10, 2016 with interest of 6.2%	817,000	-
Due February 15, 2016 with interest of 6.7%	4,902,000	-
Due March 10, 2016 with interest of 6.4%	3,268,000	-
Due March 13, 2016 with interest of 5.9%	817,000	-
Due March 19, 2016 with interest of 5.9%	2,451,000	-
Due March 31, 2016 with interest of 5.4%	3,104,600	-
Various bank acceptance bills payable on various dates through September 10, 2015	5,328,048	3,931,673
	$41,422,584	$38,744,022

* These loans were paid when due.

All short-term loans are collateralized by Company buildings and equipment.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

Note 9 - Long-term Loans

Long-term loans at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
		(Audited)
Due January 24, 2018, with interest of 6.60%	$7,353,000	$7,321,500
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	13,072,000	19,524,000
	20,425,000	26,845,500
Long-term loans, currently in default	(13,072,000)	(19,524,000)
Long-term loans	$7,353,000	$7,321,500

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary. Aggregate future maturities of long-term loans at March 31, 2015 are as follows:

Year ending March 31,
2015	$-
2016	-
2017	13,072,000
2018	7,353,000
$20,425,000

The weighted average interest rate on long-term loans is 7.08.

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

As of March 31, 2015, the outstanding balance under this credit facility was RMB45 million or $7.4 million.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at March 31, 2015 and December 31, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014
(Unaudited)

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended March 31, 2015:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2014	60,000	$0.80	$-
Granted	-
Canceled/ Expired	-
Exercised	-
Outstanding at March 31, 2015	60,000	$0.80	$-
Exercisable at March 31, 2015	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2015, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2015	Price	(Years)
$0.80	60,000	$0.80	1.69
60,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2015, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2015	Price	(Years)
$0.80	60,000	$0.80	1.69
60,000

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $26,522 and $24,407 for the three months ended March 31, 2015 and 2014, respectively.

Note 12 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

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

The Company appropriated $98,548 and $146,764 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2015 and 2014, respectively.

Note 13 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the three months ended March 31, 2015 or 2014. One vendor provided 9% of the Company’s raw materials for the three months ended March 31, 2015, as compared to one vendor that provided 20% of the Company’s raw material purchases for the three months ended March 31, 2014. At March 31, 2015, the Company owed this vendor $0.

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

Note 14 – Commitments and Contingencies

At March 31, 2015, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $924,951.

Note 15 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better.

The following tables summarize the Company’s segment information for the three months ended March 31, 2015 and 2014:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues from unrelated entities
Tobacco film	$7,517,532	$17,468,346
Water-based latex	130,848	105,294
Coated film	4,082,185	4,929,152
Color printing	1,103,516	1,362,905
Advanced film	972,775	1,399,083
	$13,806,856	$25,264,780

Intersegment revenues
Tobacco film	$5,131	$308,427
Water-based latex	43,387	43,600
Coated film	2,963	96,844
Color printing	801	26,777
Advanced film	706	27,488
	$52,988	$503,136

Total revenues
Tobacco film	$7,522,663	$17,776,773
Water-based latex	174,235	148,894
Coated film	4,085,148	5,025,996
Color printing	1,104,317	1,389,682
Advanced film	973,481	1,426,571
Less Intersegment revenues	(52,988)	(503,136)
	$13,806,856	$25,264,780

Income (loss) from operations
Tobacco film	$(444,493)	$2,531,106
Water-based latex	43,271	23,015
Coated film	211,689	(11,276)
Color printing	(202,879)	(373,016)
Advanced film	(45,464)	(29,134)
Holding Company	(39,663)	(203,428)
	$(477,539)	$1,937,267

Interest income
Tobacco film	$350,014	$4,444
Water-based latex	6,479	30
Coated film	202,145	1,395
Color printing	54,645	386
Advanced film	48,171	396
Holding Company	72,500	-
	$733,954	$6,651

Interest expense
Tobacco film	$758,142	$325,408
Water-based latex	7,886	3,385
Coated film	300,721	129,075
Color printing	60,845	26,116
Advanced film	127,299	54,638
Holding Company	(2,283)	(580)
	$1,252,610	$538,042

Income tax expense
Tobacco film	$33,951	$194,776
Water-based latex	-	-
Coated film	23,143	76,774
Color printing	-	-
Advanced film	5,515	21,792
Holding Company	-	-
	$62,609	$293,342

Net income (loss)
Tobacco film	$(726,522)	$993,035
Water-based latex	41,654	19,660
Coated film	185,588	27,388
Color printing	(210,857)	(398,745)
Advanced film	(107,322)	(36,164)
Holding Company	(37,380)	(202,848)
	$(854,839)	$402,326

Provision for depreciation
Tobacco film	$601,478	$555,651
Water-based latex	10,024	10,073
Coated film	238,579	220,401
Color printing	48,271	44,594
Advanced film	100,994	93,299
Holding Company	-	-
	$999,346	$924,018

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014 (Unaudited)

	As of	As of
	March 31,	December 31,
Total Assets	2015	2014
Tobacco film	$67,710,808	$71,293,886
Water-based latex	657,568	657,568
Coated film	26,857,825	28,279,069
Color printing	5,434,120	5,721,679
Advanced film	11,369,311	11,970,944
Holding Company	11,201,873	11,222,719
	$123,231,505	$129,145,865

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
Geographical Areas	2015	2014
Chinese Mainland	$12,028,509	$23,062,976
Asia (outside Mainland China)	848,428	1,198,882
Australia	563,645	655,849
North America	184,225	186,364
Middle East	92,553	118,416
Europe	55,751	-
South America	33,745	42,293
	$13,806,856	$25,264,780

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, “Risk Factors” included in the Company annual report on Form 10-K filed on April 20, 2015.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•

“Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” ,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang, ” (xi) Hainan Juneng Functional Film Co., or “Hainan Juneng” and (xii) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo”.

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

The table below shows the percentage of revenue by each of our business segments for the three months ended March 31, 2015 and 2014:

	Percent of Revenue
	Three Months Ended March 31,
	2015	2014

BOPP tobacco film	54.5%	69.2%
Water-based latex	0.9%	0.4%
Coated film	29.6%	19.5%
Color printing	8.0%	5.4%
Advanced film	7.0%	5.5%
	100.0%	100.0%

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three months ended March 31, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations during the three months ended March 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,		$	%
	2015	2014	Change	Change

Revenues	$13,806,856	$25,264,780	$(11,457,924)	-45.4%
Cost of goods sold	11,479,169	21,045,850	(9,566,681)	-45.5%
Gross profit	2,327,687	4,218,930	(1,891,243)	-44.8%
Selling expenses	1,045,384	965,305	80,079	8.3%
General and administrative expenses	1,759,842	1,316,358	443,484	33.7%
Income (loss) from operations	(477,539)	1,937,267	(2,414,806)	-124.7%
Other income (expense), net	201,857	(706,178)	908,035	-128.6%
Interest income	733,954	6,651	727,303	10935.2%
Interest expense	(1,252,610)	(538,042)	(714,568)	132.8%
Exchange gain (loss)	2,108	(4,030)	6,138	-152.3%
Income tax expense	62,609	293,342	(230,733)	-78.7%
Net income (loss) attributed to noncontrolling interest	(20,912)	3,199	(24,111)	-753.7%
Net income attributed to Shiner	$(833,927)	$399,127	$(1,233,054)	-308.9%

Revenues

Revenues for the three months ended March 31, 2015 decreased $11.5 million (or 45.4%), to $13.8 million, compared to $25.3 million in 2014. This decrease was primarily attributable to a decrease in revenues generated from the sale of BOPP tobacco, coated film, color printing and advanced film, which, was partially offset by a small increase in revenues generated from the sale of water-based index. During the three months ended March 31, 2015, revenue from BOPP tobacco decreased $10.0 million (or 57.0%) to $7.5 million, down from $17.5 million; revenue from coated film decreased $0.8 million (or 17.2%) to $4.1 million, down from $4.9 million; revenue from color printing decreased $0.3 million (or 19.0%) to $1.1 million, down from $1.4 million; revenue from advanced film decreased $0.4 million (or 30.5%) to $1.0 million, down from $1.4 million; and revenue from water-based latex increased by $25,554 (or 24.3%) to $130,848, up from $105,294. During the 2015 period, our domestic (China Mainland) sales decreased as a percentage of total sales from 91.3% in 2014 to 86.7% in 2015. The significant decrease in revenue is a direct result of a 0.4% decline in economic growth in China during the 2015 first quarter, renewed government enforcement of Chinese food safety laws, including food packaging, resulting in a decrease in our packaging products as our customers adjust their packaging needs to comply with the law, and the Chinese government’s increase in taxation of the tobacco industry, resulting in a decline in cigarette sales and a decrease in the need for tobacco packaging products. We expect revenue in the second quarter to improve over the most recent quarter once our customers are able to adjust their product structures to meet raw material needs.

Cost of Goods Sold

For the three months ended March 31, 2015, cost of goods sold (“COGS”) decreased $9.6 million (or 45.5%), from $21.0 million in the 2014 to $11.5 million in 2015. COGS for the three months ended March 31, 2015 and 2014 were 83.1% and 83.3% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was a result of a decrease in revenues as well as a decrease in the cost of raw material.

Gross Profit

Our gross profit for the three months ended March 31, 2015 was $2.3 million, with a profit margin of 16.9%, a 0.2% increase from 16.7% for the three months ended March 31, 2014. The increase in gross profit percentage was a result of lower raw material costs. Selling Expenses For the three months ended March 31, 2015, our selling expenses increased by $80,079 (or 8.3%) to $1,045,384, compared to $965,305 in 2014. The increase in selling expenses was mainly due to additional amounts spent on marketing.

General and Administrative (“G&A”) Expenses

For the three months ended March 31, 2015, our G&A expenses increased by $0.4 million (or 33.7%) to $1.8 million, compared to $1.3 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The increase in G&A expenses is due to an increase in R&D costs.

Other Income, net

Other income includes government subsidies and non-operating income and expenditure. The three months ended March 31, 2015, other income increased by $0.9 million (or 128.6%), to $0.2 million, compared to other expense of $0.7 million in 2014.

Interest Income

For the three months ended March 31, 2015, interest income increased by $0.7 million (or 10,935%) to $0.7 million, compared to $6,651 in the 2014 period. The net increase in interest income is primarily due to interest we charged related to other receivables that increased significantly during the last half of 2014 due to the expansion of our temporary lending operations. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%.

Interest Expense

For the three months ended March 31, 2015, interest expense increased by $0.7 million (or 132.8%) to $1.3 million, compared to $0.5 million in 2014. The net increase in interest expense is primarily due to the increase in the amount of short-term and long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Income Tax Expense

For the three months ended March 31, 2015, we recorded a tax provision of $62,609, compared to $293,342 in the 2014 period. Our effective tax rates for 2015 and 2014 were (7.9%) and 42.2%, respectively. There was a tax expense in 2015, even though we reported a loss for the quarter due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes. The effective rate in 2014 was higher than the statutory rate due to losses incurred by some of our subsidiaries which were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

For the three months ended March 31, 2015, we generated a net loss attributed to Shiner of $833,927 compared to net income attributed to Shiner of $399,127 in the 2104 period. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At March 31, 2015, we had $12.4 million in cash and equivalents on hand, compared to $5.7 million at December 31, 2014. We had working capital deficit of $2.9 million at March 31, 2015, compared to $10.1 million at December 31, 2014. The primary reason for a working capital is the classification of a long-term loan, currently in default, as a current liability. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,504,990)	$(6,141,307)
Net cash provided by (used in) investing activities	12,563,565	(926,485)
Net cash provided by (used in )financing activities	(3,372,361)	5,605,953
Effect of exchange rate changes on cash and equivalents	53,348	(80,412)
Net increase (decrease) in cash and equivalents	6,739,562	(1,542,251)
Cash and equivalents at beginning of period	5,710,373	9,135,988
Cash and equivalents at end of period	$12,449,935	$7,593,737

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2015 was $2.5 million, a decrease of $3.6 million, compared to $6.1 million in 2014. The decrease in cash used in operating activities during the three months ended March 31, 2015 was primarily attributable to a decrease in other receivables, inventory and advances to suppliers and an increase in accounts payable and unearned revenue; offset by an increase in accounts receivable and an increase in the net loss.

Investing Activities

Net cash flows provided by investing activities during the three months ended March 31, 2015 was $12.6 million, an increase of $13.5 million, compared to cash used in investing activities of $0.9 million in 2014. During 2015, we received $7.8 million from the repayment of other receivables and our restricted cash requirements decreased by $6.7 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $3.4 million, a decrease of $9.0 million, compared to cash provided by financing activities of $5.6 million in 2014. During the 2015 period, we repaid $19.2 million of short-term loans and $6.5 million of long-term loans and borrowed an additional $21.8 million from short-term loans. During the 2014 period, we repaid $8.0 million of short-term loans and borrowed an additional $13.6 million from short-term loans.

Assets

Our total assets as of March 31, 2015 were $123.2 million, a decrease of $5.9 million, compared to $129.1 million as of December 31, 2014. The decrease was primarily due to the decrease of other receivables, current of $1.7 million, other non-current receivables of $6.5 million, restricted cash of $6.7 million, offset by an increase in cash of $6.7 million, advances to suppliers of $2.5 million, and inventory of $1.1 million. The decrease in other receivables (both current and long-term) is due to the repayment of amounts loaned in 2014. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily expand our advances to unrelated third parties. The increase in restricted cash is due to the increase in our borrowings and the lenders requirements to keep more cash in restricted accounts. The decrease in cash is due to the timing of collections of receivables and payment of payables. The decrease in advances to suppliers is due to us taking receipt of inventory for which we had previously purchased through advanced payments to our suppliers. The decrease in accounts receivable is due to the timing of the collection of customer balances. The decrease in property and equipment is due to depreciation expense.

Liabilities

Our total liabilities decreased by $5.8 million as of March 31, 2015, compared to December 31, 2014, principally due to a decrease in long-term loans of $6.5 million and other payables of $2.2 million; offset by an increase in short-term loans of $2.7 million.

The decrease in long-term loans is due to our repayment of RMB40 million (approximately $6.5 million) in funds pursuant to a Trust Agreement between Hainan Shiner, our primary operating subsidiary, and Zhongrong International Trust Co., Ltd., or Zhongrong, on April 17, 2014. The credit facility bears interest at 7.35% per annum, is due on April 17, 2017 and is collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. We intend to meet our liquidity requirements under this Trust Agreement, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. Under the terms of the Trust Agreement, the proceeds of the funds borrowed are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties who have provided no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. As such, Zhongrong has the right to declare a breach of the Trust Agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. We have not been able to obtain a waiver for the violation of the use of proceeds provision of the Trust Agreement, therefore the amount due is being shown as a current liability. If Zhongrong calls the loan due to the violation of the agreement, we will attempt to negotiate a waiver, or request additional time in order to collect the amounts due from unrelated third parties or to obtain other financing to repay the loan.

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

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at March 31, 2015) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of March 31, 2015, the outstanding balance under this credit facility was RMB 45 million or $7.4 million.

Except as set forth above, as at March 31, 2015, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

Under FASB ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of the ASU is not expected to have a material impact on the Company's results of operations or financial condition.

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

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity . The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of March 31, 2015, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SHINER INTERNATIONAL, INC.

May 15, 2015	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)