Form 10-Q
period 2015-06-30
Shiner International, Inc.
filed 2015-08-14
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$7,948,713	$5,710,373
Restricted cash	1,889,901	7,972,290
Accounts receivable, net	10,715,015	7,656,456
Other receivables	6,767,819	20,563,087
Advances to suppliers	33,648,905	23,529,482
Notes receivable	774,301	35,794
Inventory, net	14,156,670	9,983,143
Prepaid expenses and other current assets	173,567	238,317

Total current assets	76,074,891	75,688,942

Property and equipment, net	24,163,736	25,872,633
Construction in progress	7,738,906	7,007,576
Advance for purchase of equipment	540,616	727,764
Other non-current receivables	11,113,076	18,797,707
Intangible assets, net	1,045,857	1,051,243

TOTAL ASSETS	$120,677,082	$129,145,865

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,467,683	$8,968,199
Other payables	10,037,712	18,177,999
Unearned revenue	2,393,890	272,135
Accrued payroll	112,705	139,274
Short-term loans	43,899,388	38,744,022
Long-term loan, currently in default	13,096,000	19,524,000

Total current liabilities	77,007,378	85,825,629

Long-term loans	7,039,100	7,321,500

Total liabilities	84,046,478	93,147,129

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	6,835,499	6,611,234
Statutory reserve	4,184,663	4,085,752
Retained earnings	10,929,807	11,229,373

Total Shiner stockholders' equity	36,255,992	36,232,382

Noncontrolling interest	374,612	(233,646)

Total equity	36,630,604	35,998,736

TOTAL LIABILITIES AND EQUITY	$120,677,082	$129,145,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$20,881,273	$24,199,071	$34,688,129	$49,463,851
Cost of goods sold	15,915,031	22,801,060	27,394,200	43,846,910
Gross profit	4,966,242	1,398,011	7,293,929	5,616,941

Operating expenses:
Selling	724,910	1,308,378	1,770,294	2,273,683
General and administrative	3,209,922	2,256,241	4,969,764	3,572,599
Total operating expenses	3,934,832	3,564,619	6,740,058	5,846,282

Income (loss) from operations	1,031,410	(2,166,608)	553,871	(229,341)

Non-operating income (expense):
Other income, net	355,613	1,365,602	557,470	659,424
Interest income	500,779	797,413	1,234,733	804,064
Interest expense	(874,595)	(1,214,307)	(2,127,205)	(1,752,349)
Exchange gain (loss)	(28,753)	629	(26,645)	(3,401)
Total non-operating expense	(46,956)	949,337	(361,647)	(292,262)

Income (loss) before income tax	984,454	(1,217,271)	192,224	(521,603)

Income tax expense	358,935	20,587	421,544	313,929

Net income (loss)	625,519	(1,237,858)	(229,320)	(835,532)
Net income (loss) attributed to noncontrolling interest	(7,753)	(5,555)	(28,665)	(2,356)
Net income (loss) attributed to Shiner	$633,272	$(1,232,303)	$(200,655)	$(833,176)

Comprehensive income (loss):
Net income (loss)	$625,519	$(1,237,858)	$(229,320)	$(835,532)
Foreign currency translation gain (loss)	72,394	30,479	226,658	(258,949)
Comprehensive income (loss)	$697,913	$(1,207,379)	$(2,662)	$(1,094,481)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Earnings (loss) per share attributed to Shiner common stockholders:
Basic	$0.02	$(0.04)	$(0.01)	$(0.03)
Diluted	$0.02	$(0.04)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(229,320)	$(835,532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,000,328	2,203,319
Amortization	11,818	11,782
Gain on sale and write off of assets
Change in working capital components:
Accounts receivable	(3,003,538)	(624,460)
Other receivables	668,614	(1,008,574)
Inventory	(4,101,004)	(3,496,914)
Notes receivable	(736,483)	185,164
Advances to suppliers	(9,863,114)	8,033,662
Other assets	96,053	(77,871)
Accounts payable	(1,623,467)	4,700,616
Unearned revenue	2,090,240	(2,478,145)
Other payables	(3,100,382)	6,460,558
Accrued payroll	(27,360)	3,694
Net cash provided by (used in) operating activities	(17,817,615)	13,077,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(631,703)	(361,253)
Decrease in restricted cash	6,116,407	60,657
Increase in other payables	(5,145,898)	-
Issuance of other receivables	(6,134,626)	(38,233,235)
Payment on other receivable	27,125,643	-
Net cash provided by (used in) investing activities	21,329,823	(38,533,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(34,937,611)	(22,846,102)
Proceeds from short-term loans	39,842,830	27,724,571
Repayment of long-term loans	(6,858,600)	(1,302,400)
Proceeds from long-term loans	-	19,536,000
Contribution by non-controlling interest	636,870	-
Net cash provided by (used in) financing activities	(1,316,511)	23,112,069

Effect of exchange rate changes on cash and cash equivalents	42,643	(73,601)

NET DECREASE IN CASH AND EQUIVALENTS	2,238,340	(2,418,064)

CASH AND EQUIVALENTS, BEGINNING BALANCE	5,710,373	9,135,988

CASH AND EQUIVALENTS, ENDING BALANCE	$7,948,713	$6,717,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,041,906	$1,086,009
Income taxes paid	$-	$62,785

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2015. The results for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng, originally owned 70% by Hainan Shiner and 30% by an unrelated third party. During the quarter ended March 31, 2015 another unrelated third party purchased additional stock from Hainan for RMB 3,900,000 ($634,530. As of June 30, 2015, the Company owns 50% of Hainan Juneng and two other parties own the remaining 50%. The 50% owned by the third parties is presented as noncontrolling interest.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

Note 2 - Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015 and December 31, 2014, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. This classification of a long-term note payable as a current liability resulted in the Company having a working capital deficit at June 30, 2015 and December 31, 2014. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of $1,634,206 and $1,576,952 (audited) at June 30, 2015 and December 31, 2014, respectively.

Other Receivables

Other receivables consist of amounts due from customers that are non-interest bearing and payable ranging from on demand to up to one year and amounts due from other unrelated third parties that bear interest and have specific repayment dates - (See Note 3).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at June 30, 2015 and December 31, 2014 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2015 and December 31, 2014 respectively, RMB19.4 million ($3.2 million based on the exchange rate at June 30, 2015) and RMB20.8 million ($3.4 million (audited) based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the six months ended June 30, 2015 and 2014, the Company amortized $237,602 and $236,874, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million (audited) based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2015 and December 31, 2014, respectively, RMB9.3 million ($1.5 million based on the exchange rate at June 30, 2015) and RMB10.0 million ($1.6 million (audited) based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the six months ended June 30, 2015 and 2014, the Company amortized $114,310 and $113,960, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At June 30, 2015 and December 31, 2014, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

A rollfoward of the construction in progress (“CIP”) from December 31, 2014 to June 30, 2015 is below:

CIP at December 31, 2014	$7,007,576
Transfers to property and equipment	-
Additions during 2015	686,449
Foreign currency translation	44,881
CIP at June 30, 2015	$7,738,906

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2015 and December 31, 2014 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at June 30, 2015 or December 31, 2014 (audited).

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
JUNE 30, 2015 AND 2014 (Unaudited)

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of June 30, 2015 and December 31, 2014 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

There were no sales returns and allowances for the six months ended June 30, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the six months ended June 30, 2015 and 2014 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the six months ended June 30, 2015 and 2014 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the six months ended June 30, 2015 and 2014 were $1,467,41 and $818,026, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of June 30, 2015 and December 31, 2014 (audited).

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
JUNE 30, 2015 AND 2014 (Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of June 30, 2015 with weighted-average exercise prices of $0.85 and $0, respectively. There were 60,000 options and 0 warrants outstanding as of June 30, 2014 with weighted-average exercise prices of $0.85 and $0, respectively. All options and warrants were excluded from the diluted loss per share for 2015 and 2014 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$0.02	27,541,491	$(0.01)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings (loss) per share	27,541,491	$0.02	27,541,491	$(0.01)

	Six Months Ended June 30,
	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic loss per share	27,541,491	$(0.01)	27,541,491	$(0.03)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted loss per share	27,541,491	$(0.01)	27,541,491	$(0.03)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $6,835,499 and $6,611,234 at June 30, 2015 and December 31, 2014 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

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

Note 3 – Other Receivables

Other receivables at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	$618,166	$1,289,628
Due from Ningbo Jiangbeijinhui Trading Co., an unrelated third party, with interest at 0%, due on May 1, 2016	1,473,300	-
Due from Nainan Bikai., an unrelated third party, with interest at 0%, due on May 1, 2016	2,204,482	-
Due from Zhuahai Sutong Trading, an unrelated third party, with interest at 0%, due on May 1, 2016	802,130	-
Due from Hainan Dingfeng Trading Co., an unrelated third party, with interest at 0%, due on May 1, 2016	1,309,600	-
Due from Hainan Jinhong, an unrelated third party, with interest at 0%, due on May 1, 2016	360,140	-
Due from Hainan Jinhong, an unrelated third party, with interest at 5%, due on April 30, 2015	-	4,335,598
Due from Hainan Modern Construction Company, an unrelated third party, with interest at 10%, due on April 30, 2015	-	7,990,197
Due from Dingfeng, an unrelated third party, with interest at 5%, due on April 30, 2015	-	6,947,664
Due from Rixin Hotel Management, an unrelated third party,with interest at 12%, due on April 21, 2017*	2,835,721	3,015,807
Due from Xiandai Meiju, an unrelated third party, with interest at 16%, due on April 21, 2017	8,277,356	15,781,900
Total other receivables	17,880,895	39,360,794
Current portion	6,767,819	20,563,087
Non-current portion	$11,113,076	$18,797,707

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

Note 4 – Inventory, net

Inventory at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Raw Material	$6,030,522	$3,544,464
Work in process	1,677,512	1,220,588
Finished goods	7,137,304	5,968,467
	14,845,338	10,733,519
Less: Obsolescence reserve	(688,668)	(750,376)
Inventory, net	$14,156,670	$9,983,143

Note 5 – Property and Equipment, net

Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Operating equipment	$26,136,087	$25,856,799
Vehicles	696,243	691,990
Office equipment	151,164	146,193
Buildings	12,791,822	12,700,884
	39,775,316	39,395,866
Less accumulated depreciation	(15,611,580)	(13,523,233)
Property and equipment, net	$24,163,736	$25,872,633

Note 6 - Intangible Assets, net

Intangible assets at June 30, 2015 and December 31, 2014 consisted of rights to use land as follows:

	June 30,	December 31,
	2015	2014
		(Audited)
Right to use land	$1,200,364	$1,193,031
Less: Accumulated amortization	(154,506)	(141,788)
Intangible assets, net	$1,045,858	$1,051,243

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Government grant for Shi Zi Ling workshop	$3,175,780	$3,393,109
Government grant for structure and equipment	1,527,867	1,632,423
Government grant for expansion and equipment	292,205	290,420
Taxes Payable	1,327,785	1,985,966
Due to Rixin Hotel Management*	3,262,983	3,243,050
Due to Hainan Dingfeng	-	5,126,991
Miscellaneous payables	451,092	2,506,040
	$10,037,712	$18,177,999

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

The $3,175,780, $1,527,867 and $292,205 payables at June 30, 2015 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Short-term Loans

Short-term loans at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Due February 14, 2015 with interest of 4.5%	$-	$332,766
Due February 20, 2015 with interest of 4.5%	-	56,635
Due March 8, 2015 with interest of 4.5%	-	499,998
Due March 28, 2015, with interest of 6.0%	-	1,627,000
Due March 28, 2015, with interest of 6.6%	-	3,254,000
Due April 28, 2015 with interest of 6.6%	-	3,254,000
Due April 30, 2015 with interest of 6.72%	-	2,928,600
Due May 30, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.16%	-	1,545,650
Due June 30, 2015 with interest of 6.16%	-	1,301,600
Due August 5, 2015 with interest of 4.5%*	148,562	-
Due August 6, 2015 with interest of 4.5% *	575,256	-
Due August 24, 2015 with interest of 4.5%	664,501	-
Due August 28, 2015 with interest of 7.2%	3,274,000	3,254,000
Due September 10, 2015 with interest of 4.5%	51,331	-
Due November 25, 2015 with interest of 6.72%	-	813,500
Due November 28, 2015 with interest of 6.72%	-	3,254,000
Due December 17, 2015 with interest of 10%	4,092,500	4,067,500
Due December 19, 2015 with interest of 10%	2,455,500	2,440,500
Due December 22, 2015 with interest of 5.6%	2,946,600	2,928,600
Due December 23, 2015 with interest of 4.5%	3,157,629	-
Due February 10, 2016 with interest of 6.2%	818,500	-
Due February 15, 2016 with interest of 6.7%	4,911,000	-
Due March 13, 2016 with interest of 5.9%	818,500	-
Due March 19, 2016 with interest of 5.9%	2,455,500	-
Due April 10, 2016 with interest of 5.9%	3,274,000	-
Due May 20, 2016 with interest of 5.9%	1,637,000	-
Due June 8, 2016 with interest of 5.9%	1,637,000	-
Due June 8, 2016 with interest of 5.9%	1,637,000	-
Due June 17, 2016 with interest of 5.9%	1,637,000	-
Various bank acceptance bills payable on various dates through November 21, 2015	7,708,009	3,931,673
	$43,899,388	$38,744,022

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

* These loans were paid when due.

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

Long-term loans at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
		(Audited)
Due January 24, 2018, with interest of 6.60%	$7,039,100	$7,321,500
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	13,096,000	19,524,000
	20,135,100	26,845,500
Long-term loans, currently in default	(13,096,000)	(19,524,000)
Long-term loans	$7,039,100	$7,321,500

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary. Aggregate future maturities of long-term loans at June 30, 2015 are as follows:

Year ending June 30,
2015	$-
2016	-
2017	13,096,000
2018	7,039,100
$20,135,100

The weighted average interest rate on long-term loans is 7.08% ..

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
JUNE 30, 2015 AND 2014 (Unaudited)

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

As of June 30, 2015, the outstanding balance under this credit facility was RMB45 million or $7.4 million.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at June 30, 2015 and December 31, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments. During the six months ended June 30, 2015, the Company repaid approximately $6.9 million of this credit facility.

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended June 30, 2015:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2014	60,000	$0.80	$-
Granted	-
Canceled/ Expired	-
Exercised	-
Outstanding at June 30, 2015	60,000	$0.80	$-
Exercisable at June 30, 2015	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of June 30, 2015, are as follows:

Options Outstanding
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2015	Price
$0.80	60,000	$0.80	1.45
60,000

The number and weighted average exercise prices of all options exercisable as of June 30, 2015, are as follows:

Options Exercisable
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	June 30, 2015	Price	(Years)
$0.80	60,000	$0.80	1.45
60,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $46,241 and $62,136 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company appropriated $98,911 and $97,175 as reserve for the statutory surplus reserve and statutory common welfare fund for the six months ended June 30, 2015 and 2014, respectively.

Note 13 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for the six months ended June 30, 2015 or 2014. One vendor provided 6% of the Company’s raw materials for the six months ended June 30, 2015, as compared to one vendor that provided 9% of the Company’s raw material purchases for the six months ended June 30, 2014. At June 30, 2015, the Company owed this vendor $235,526.

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

Note 14 – Commitments and Contingencies

At June 30, 2015, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $1,305,434.

Note 15 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better.

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues from unrelated entities
Tobacco film	$9,271,589	$11,188,530	$16,789,121	$28,656,876
Water-based latex	86,807	124,226	217,655	229,520
Coated film	9,433,218	9,871,403	13,515,403	14,800,555
Color printing	911,745	1,333,269	2,015,261	2,696,174
Advanced film	1,177,914	1,681,643	2,150,689	3,080,726
	$20,881,273	$24,199,071	$34,688,129	$49,463,851

Intersegment revenues
Tobacco film	$1,390,828	$585,837	$1,395,959	$894,264
Water-based latex	160	(187)	43,547	43,413
Coated film	1,120,798	410,183	1,123,761	507,027
Color printing	166,761	65,587	167,562	92,364
Advanced film	178,117	78,049	178,823	105,537
	$2,856,664	$1,139,469	$2,909,652	$1,642,605

Total revenues
Tobacco film	$10,662,417	$11,774,367	$18,185,080	$29,551,140
Water-based latex	86,967	124,039	261,202	272,933
Coated film	10,554,016	10,281,586	14,639,164	15,307,582
Color printing	1,078,506	1,398,856	2,182,823	2,788,538
Advanced film	1,356,031	1,759,692	2,329,512	3,186,263
Less Intersegment revenues	(2,856,664)	(1,139,469)	(2,909,652)	(1,642,605)
	$20,881,273	$24,199,071	$34,688,129	$49,463,851

Income (loss) from operations
Tobacco film	$1,077,414	$(1,724,888)	$632,921	$806,218
Water-based latex	(3,076)	30,421	40,195	53,436
Coated film	173,392	(280,998)	385,081	(292,274)
Color printing	(201,046)	(238,925)	(403,925)	(611,941)
Advanced film	16,512	(105,606)	(28,952)	(134,740)
Holding Company	(31,786)	153,388	(71,449)	(50,040)
	$1,031,410	$(2,166,608)	$553,871	$(229,341)

Interest income
Tobacco film	$218,516	$402,643	$568,530	$407,087
Water-based latex	519	3,549	6,998	3,579
Coated film	250,619	229,414	452,764	230,809
Color printing	10,148	41,660	64,793	42,046
Advanced film	20,977	47,647	69,148	48,043
Holding Company	-	72,500	72,500	72,500
	$500,779	$797,413	$1,234,733	$804,064

Interest expense
Tobacco film	$527,890	$733,960	$1,286,032	$1,059,368
Water-based latex	5,491	7,635	13,377	11,020
Coated film	209,390	291,129	510,111	420,204
Color printing	42,365	58,903	103,210	85,019
Advanced film	88,638	123,240	215,937	177,878
Holding Company	821	(560)	(1,462)	(1,140)
	$874,595	$1,214,307	$2,127,205	$1,752,349

Income tax expense
Tobacco film	$161,898	$(25,987)	$195,849	$168,789
Water-based latex	-	-	-	-
Coated film	172,650	43,360	195,793	120,134
Color printing	-	-	-	-
Advanced film	24,387	3,214	29,902	25,006
Holding Company	-	-	-	-
	$358,935	$20,587	$421,544	$313,929

Net income (loss)
Tobacco film	$920,432	$(848,051)	$193,910	$144,984
Water-based latex	(6,148)	26,336	35,506	45,996
Coated film	128,733	(158,482)	314,321	(131,094)
Color printing	(215,831)	(256,169)	(426,688)	(654,914)
Advanced film	(140,395)	(155,440)	(247,717)	(191,604)
Holding Company	(32,607)	153,948	(69,987)	(48,900)
	$654,184	$(1,237,858)	$(200,655)	$(835,532)

Provision for depreciation
Tobacco film	$602,618	$771,702	$1,204,096	$1,327,353
Water-based latex	9,785	9,988	19,809	20,061
Coated film	239,031	306,101	477,610	526,502
Color printing	48,363	61,933	96,634	106,527
Advanced film	101,185	129,577	202,179	222,876
Holding Company	-	-	-	-
	$1,000,982	$1,279,301	$2,000,328	$2,203,319

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014 (Unaudited)

	As of	As of
	June 30,	December 31,
Total Assets	2015	2014
Tobacco film	$66,183,676	$71,293,886
Water-based latex	657,568	657,568
Coated film	26,252,080	28,279,069
Color printing	5,311,560	5,721,679
Advanced film	11,112,890	11,970,944
Holding Company	11,159,308	11,222,719
	$120,677,082	$129,145,865

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Geographical Areas	2015	2014	2015	2014
Chinese Mainland	$12,028,509	$23,062,976	$29,844,070	$44,421,537
Asia (outside Mainland China)	848,428	1,198,882	2,411,461	2,436,089
Australia	563,645	655,849	1,068,462	1,436,052
North America	184,225	186,364	793,866	484,369
Middle East	92,553	118,416	215,629	252,725
Europe	55,751	-	289,513	389,971
South America	33,745	42,293	65,128	43,108
	$13,806,856	$25,264,780	$34,688,129	$49,463,851

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

The table below shows the percentage of revenue by each of our business segments for the three and six months ended June 30, 2015 and 2014:

	Percent of Revenue		Percent of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	Change	Change

BOPP tobacco film	44.4%	46.3%	48.4%	57.9%
Water-based latex	0.4%	0.5%	0.6%	0.5%
Coated film	45.2%	40.8%	39.0%	29.9%
Color printing	4.4%	5.5%	5.8%	5.5%
Advanced film	5.6%	6.9%	6.2%	6.2%
	100.0%	100.0%	100.0%	100.0%

We have 52 patents issued by the State Intellectual Property Office of China and have 19 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities. During the six months ended June 30, 2015, approximately $27.1 million of these other receivables were repaid.

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

•

Oil Prices – Significant fluctuations in oil prices could have both a positive and negative effect on our business and operations. Such fluctuations could significantly increase the price of our petroleum based raw materials, as well as the price of shipping or transporting our products, which we may not be able to pass on to our customers. We have taken advantage of the recent downturn in worldwide oil prices to increase our raw material inventories in advance of the expected increased demand for our products in the third and fourth quarter.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the six months ended June 30, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three months ended June 30, 2015 and 2014

The following table summarizes the results of our operations during the three months ended June 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,		$	%
	2015	2014	Change	Change

Revenues	$20,881,273	$24,199,071	$(3,317,798)	-13.7%
Cost of goods sold	15,915,031	22,801,060	(6,886,029)	-30.2%
Gross profit	4,966,242	1,398,011	3,568,231	255.2%
Selling expenses	724,910	1,308,378	(583,468)	-44.6%
General and administrative expenses	3,209,922	2,256,241	953,681	42.3%
Income (loss) from operations	1,031,410	(2,166,608)	3,198,018	-147.6%
Other income, net	355,613	1,365,602	(1,009,989)	-74.0%
Interest income	500,779	797,413	(296,634)	-37.2%
Interest expense	(874,595)	(1,214,307)	339,712	-28.0%
Exchange gain (loss)	(28,753)	629	(29,382)	-4671.2%
Income tax expense	358,935	20,587	338,348	1643.5%
Net loss attributed to noncontrolling interest	(7,753)	(5,555)	(2,198)	39.6%
Net income (loss) attributed to Shiner	$633,272	$(1,232,303)	$1,865,575	-151.4%

Revenues

Revenues for the three months ended June 30, 2015 decreased $3.3 million (or 13.7%), to $20.9 million, compared to $24.2 million in 2014. The decrease was primarily attributable to decreased revenues generated from the sale in all five of our segments, but largely from our BOPP tobacco segment. During the three months ended June 30, 2015, revenue from BOPP tobacco decreased $1.9 million (or 17.1%) to $9.2 million, down from $11.2 million; revenue from color printing decreased $0.4 million (or 31.6%) to $0.9 million, down from $1.3 million; revenue from advanced film decreased $0.5 million (or 30.0%) to $1.2 million, down from $1.7 million; revenue from coated film decreased $0.4 million (or 4.4%) to $9.4 million, down from $9.9 million; the decrease in revenue from water-based latex was insignificant. During the second quarter of 2015, our domestic (China Mainland) sales decreased as a percentage of total sales from 91.3% in 2014 to 87.1% in 2015. The decrease in revenue for the three months ended June 30, 2015 compared to the same period in 2014 is a result of the economic growth in China that has slowed in 2015. In addition, the Chinese regulators have intensified supervision of consumer products which has had an impact on consumer purchasing.

Cost of Goods Sold

For the three months ended June 30, 2015, cost of goods sold (“COGS”) decreased $6.9 million (or 30.2%), from $22.8 million in the 2014 to $15.9 million in 2015. COGS for the three months ended June 30, 2015 and 2014 were 76.2% and 94.2% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was a result of lower raw material costs caused by the decline in oil prices worldwide.

Gross Profit

Our gross profit for the three months ended June 30, 2015 was $5.0 million, with a profit margin of 23.8%, an 18.0% increase from 5.8% for the three months ended June 30, 2014. The increase in gross profit percentage was a result of a decline in the cost of our raw materials.

Selling Expenses

For the three months ended June 30, 2015, our selling expenses decreased by $0.6 million (or 44.6%) to $.07 million, compared to $1.3 million in 2014. The decrease in selling expenses was mainly due to a decrease in our logistic expenses.

General and Administrative (“G&A”) Expenses

For the three months ended June 30, 2015, our G&A expenses increased by $1.0 million (or 42.3%) to $3.2 million, compared to $2.3 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The increase in G&A expenses is due to an increase of $0.6 million in research and development expenses.

Other Income, net

For the three months ended June 30, 2015, other income decreased by $1.0 million (or 37.2%), to $0.4 million in 2015, compared to other income of $1.4 million in 2014. The change in other income (expense) is mainly due to a decrease in subsidy income.

Interest Income

For the three months ended June 30, 2015, interest income decreased by $0.3 million (or 37.2%) to $0.5 million, compared to $0.8 million in the 2014 period. The net decrease in interest income is primarily due to interest we charged related to other receivables that increased significantly during the last half of 2014 due to the expansion of our temporary lending operations. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%. A large portion of these loans were repaid during the beginning of the second quarter of 2015.

Interest Expense

For the three months ended June 30, 2015, interest expense decreased by $0.3 million (or 28.0%) to $0.9 million, compared to $1.2 million in 2014. The decrease in interest expense is primarily due to the decrease in the amount of long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%. RMB 40 million of this RMB 120 million loan was repaid in the first quarter of 2015.

Income Tax Expense

For the three months ended June 30, 2015, we recorded a tax provision of $358,935, compared to $20,587 in the 2014 period. Our effective tax rates for 2015 and 2014 were 36.5% and (1.7)%, respectively. There was a tax expense in 2014, even though we reported a loss for the period due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes. The effective rate in 2015 was higher than the statutory rate due to losses incurred by some of our subsidiaries which were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

For the three months ended June 30, 2015, we generated a net income attributed to Shiner of $633,272 compared to a net loss of $1,207,379 in the 2014 period. The change is due to the factors explained above.

Comparison of Six months ended June 30, 2015 and 2014

The following table summarizes the results of our operations during the six months ended June 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,		$	%
	2015	2014	Change	Change

Revenues	$34,688,129	$49,463,851	$(14,775,722)	-29.9%
Cost of goods sold	27,394,200	43,846,910	(16,452,710)	-37.5%
Gross profit	7,293,929	5,616,941	1,676,988	29.9%
Selling expenses	1,770,294	2,273,683	(503,389)	-22.1%
General and administrative expenses	4,969,764	3,572,599	1,397,165	39.1%
Income (loss) from operations	553,871	(229,341)	783,212	-341.5%
Other income (expense), net	557,470	659,424	(101,954)	-15.5%
Interest income	1,234,733	804,064	430,669	53.6%
Interest expense	(2,127,205)	(1,752,349)	(374,856)	21.4%
Exchange loss	(26,645)	(3,401)	(23,244)	683.4%
Income tax expense	421,544	313,929	107,615	34.3%
Net loss attributed to noncontrolling interest	(28,665)	(2,356)	(26,309)	1116.7%
Net loss attributed to Shiner	$(200,655)	$(833,176)	$632,521	-75.9%

Revenues

Revenues for the six months ended June 30, 2015 decreased $14.8 million (or 29.9%), to $34.7 million, compared to $49.5 million in 2014. The decrease was primarily attributable to decreased revenues generated from the sale in all five of our segments, but largely from our BOPP tobacco segment. During the six months ended June 30, 2015, revenue from BOPP tobacco decreased $11.9 million (or 41.4%) to $16.8 million, down from $28.7 million; revenue from coated film decreased $1.3 million (or 8.7%) to $13.5 million, down from $14.8 million; revenue from color printing decreased $0.7 million (or 25.3%) to $2.0 million, down from $2.7 million; revenue from advanced film decreased $0.9 million (or 30.2%) to $2.2 million, down from $3.1 million; and the decrease in revenue from water-based latex was insignificant. During 2015, our domestic (China Mainland) sales decreased as a percentage of total sales from 89.8% in 2014 to 86.0% in 2015. The significant decrease in revenue for the six months ended June 30, 2015 compared to the same period in 2014 occurred during the first quarter of 2015. This decrease in revenue is a direct result of the economic growth in China that has slowed in the first quarter of 2015. In addition, the Chinese regulators have intensified supervision of consumer products which has had an impact on consumer purchasing.

Cost of Goods Sold

For the six months ended June 30, 2015, COGS decreased $16.5 million (or 37.5%), from $43.8 million in the 2014 to $27.4 million in 2015. COGS for the six months ended June 30, 2015 and 2014 were 79.0% and 88.7% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was a result of lower raw material costs.

Gross Profit

Our gross profit for the six months ended June 30, 2015 was $7.3 million, with a profit margin of 21.0%, a 9.7% increase from 11.4% for the six months ended June 30, 2014. The increase in gross profit percentage was a result of lower raw material costs.

Selling Expenses

For the six months ended June 30, 2015, our selling expenses decreased by $0.5 million (or 22.1%) to $1.8 million, compared to $2.3 million in 2014. The decrease in selling expenses was mainly due to a decrease in logistics expenses.

General and Administrative (“G&A”) Expenses

For the six months ended June 30, 2015, our G&A expenses increased by $1.4 million (or 39.1%) to $5.0 million, compared to $3.6 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The increase in G&A expenses is due to an increase of $0.7 million in research and development expenses.

Other Income, net

For the six months ended June 30, 2015, other income decreased by $0.1 million (or 15.5%), to $0.6 million in 2015, compared to other income of $0.7 million in 2014. The change in other income (expense) is mainly due to a decrease in subsidy income.

Interest Income

For the six months ended June 30, 2015, interest income increased by $0.4 million (or 53.6%) to $1.2 million, compared to $0.8 million in the 2014 period. The net increase in interest income is primarily due to interest we charged related to other receivables that increased significantly during the last half of 2014 due to the expansion of our temporary lending operations. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%.

Interest Expense

For the six months ended June 30, 2015, interest expense increased by $0.3 million (or 21.4%) to $2.1 million, compared to $1.8 million in 2014. The increase in interest expense is primarily due to the increase in the amount of short-term and long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Income Tax Expense

For the six months ended June 30, 2015, we recorded a tax provision of $421,544, compared to $313,929 in the 2014 period. Our effective tax rates for 2015 and 2014 were 219.3% and (60.2)%, respectively. There was a tax expense in 2014, even though we reported a loss for the period due to losses incurred by certain subsidiaries. The losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes. The effective rate in 2015 was higher than the statutory rate due to losses incurred by some of our subsidiaries which were not able to offset income generated by other subsidiaries for tax purposes.

Net Loss

For the six months ended June 30, 2015, we generated a net loss attributed to Shiner of $200,655 compared to $833,176 in the 2014 period. The change in net loss is due to the factors explained above.

Liquidity and Capital Resources

At June 30, 2015, we had $7.9 million in cash and equivalents on hand, compared to $5.7 million at December 31, 2014. We had working capital deficit of $0.9 million at June 30, 2015, compared to $10.1 million at December 31, 2014. The primary reason for the decrease working capital deficit is the paydown of a long-term loan, currently in default that is classified as a current liability. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(17,817,615)	$13,077,299
Net cash provided by (used in) investing activities	21,329,823	(38,533,831)
Net cash provided by (used in) financing activities	(1,316,511)	23,112,069
Effect of exchange rate changes on cash and equivalents	42,643	(73,601)
Net decrease in cash and equivalents	2,238,340	(2,418,064)
Cash and equivalents at beginning of period	5,710,373	9,135,988
Cash and equivalents at end of period	$7,948,713	$6,717,924

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2015 was $17.8 million, a decrease of $30.9 million, compared to cash flow provided by operating activities during the six months ended June 30, 2014 of $13.1 million. The decrease in cash used in operating activities during the six months ended June 30, 2015 was primarily attributable to the changes in working capital components, particularly the significant increase in advances to suppliers in 2015 and the decreases in accounts payable and other payables in 2015.

Investing Activities

Net cash flows provided by investing activities during the six months ended June 30, 2015 was $21.3 million, an increase of $59.9 million, compared to cash used in investing activities of $38.5 million in 2014. During 2015, we received $27.1 million from the repayment of other receivables and issued $6.1 million in new receivables compared to the issuance of $38.2 million of other receivables in 2014.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $1.3 million, a decrease of $24.4 million, compared to cash provided by financing activities of $23.1 million in 2014. During the 2015 period, we repaid $34.9 million of short-term loans and $6.9 million of long-term loans and borrowed an additional $39.8 million from short-term loans. During the 2014 period, we repaid $22.8 million of short-term loans and borrowed an additional $27.7 million from short-term loans and $19.5 million from long-term loans.

Assets

Our total assets as of June 30, 2015 were $120.7 million, a decrease of $8.5 million, compared to $129.1 million as of December 31, 2014. The decrease was primarily due to the decrease of other receivables, current, of $13.8 million, other non-current receivables of $7.7 million, restricted cash of $6.1 million, and property and equipment of $1.7 million, offset by an increase in advances to suppliers of $10.1 million, inventory of $4.2 million, accounts receivable of $3.1 million and cash of $2.2 million. The decrease in other receivables (both current and long-term) is due to the repayment of amounts loaned in 2014. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily expand our advances to unrelated third parties. The decrease in restricted cash is due to the lenders requirements to keep less cash in restricted accounts. The decrease in property and equipment is due to depreciation expense. The increase in cash is due to the timing of collections of receivables and payment of payables. The increase in advances to suppliers is due to us placing additional orders of inventory to meet upcoming demands. The increase in accounts receivable is due to the timing of the collection of customer balances. The increase in inventory is due to the purchase of additional petroleum based raw materials to take advantage of the ongoing decline in world oil prices and to meet the expected increased demand for our products during the upcoming third and fourth quarter.

Liabilities

Our total liabilities decreased by $9.1 million as of June 30, 2015, compared to December 31, 2014, principally due to a decrease in long-term loans of $6.5 million and other payables of $8.1 million; offset by an increase in short-term loans of $5.1 million.

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

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at June 30, 2015) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of June 30, 2015, the outstanding balance under this credit facility was RMB 43 million or $7.0 million.

Except as set forth above, as at June 30, 2015, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value (“FV”) at the - 29 - grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of the ASU did not have a material impact on the Company's results of operations or financial condition.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of June 30, 2015, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SHINER INTERNATIONAL, INC.

August 14, 2015	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)