Form 10-Q
period 2015-09-30
Shiner International, Inc.
filed 2015-11-23
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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
Yes  [ X ]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes  [ X ]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]  No  [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$8,029,054	$5,710,373
Restricted cash	1,264,017	7,972,290
Accounts receivable, net	9,477,862	7,656,456
Other receivables	11,816,186	20,563,087
Advances to suppliers	27,601,705	23,529,482
Notes receivable	783,065	35,794
Inventory, net	13,071,410	9,983,143
Prepaid expenses and other current assets	210,730	238,317

Total current assets	72,254,029	75,688,942

Property and equipment, net	22,562,002	25,872,633
Construction in progress	7,547,245	7,007,576
Advance for purchase of equipment	495,360	727,764
Other non-current receivables	10,685,389	18,797,707
Intangible assets, net	999,912	1,051,243

TOTAL ASSETS	$114,543,937	$129,145,865

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,153,195	$8,968,199
Other payables	10,252,660	18,177,999
Unearned revenue	1,268,829	272,135
Accrued payroll	110,904	139,274
Short-term loans	37,065,819	38,744,022
Long-term loan, currently in default	12,592,000	19,524,000

Total current liabilities	68,443,407	85,825,629

Long-term loans	6,768,200	7,321,500

Total liabilities	75,211,607	93,147,129

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,422,811	6,611,234
Statutory reserve	4,183,876	4,085,752
Retained earnings	15,077,306	11,229,373

Total Shiner stockholders' equity	38,990,016	36,232,382

Noncontrolling interest	342,314	(233,646)

Total equity	39,332,330	35,998,736

TOTAL LIABILITIES AND EQUITY	$114,543,937	$129,145,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$24,958,212	$20,006,848	$59,646,341	$69,470,699
Cost of goods sold	19,171,448	17,797,028	46,565,648	61,643,938
Gross profit	5,786,764	2,209,820	13,080,693	7,826,761

Operating expenses:
Selling	820,563	1,138,772	2,590,857	3,412,455
General and administrative	262,600	3,285,551	5,232,364	6,858,150
Total operating expenses	1,083,163	4,424,323	7,823,221	10,270,605

Income (loss) from operations	4,703,601	(2,214,503)	5,257,472	(2,443,844)

Non-operating income (expense):
Other income, net	349,100	3,744,255	906,570	4,403,679
Interest income	540,487	559,105	1,775,220	1,363,169
Interest expense	(806,508)	(960,292)	(2,933,713)	(2,712,641)
Exchange loss	(105,581)	(2,852)	(132,226)	(6,253)
Total non-operating income (expense)	(22,502)	3,340,216	(384,149)	3,047,954

Income before income tax	4,681,099	1,125,713	4,873,323	604,110

Income tax expense	552,563	246,927	974,107	560,856

Net income	4,128,536	878,786	3,899,216	43,254
Net income (loss) attributed to noncontrolling interest	(18,176)	5,919	(46,841)	3,563
Net income attributed to Shiner	$4,146,712	$872,867	$3,946,057	$39,691

Comprehensive income (loss):
Net income	$4,128,536	$878,786	$3,899,216	$43,254
Foreign currency translation loss	(1,426,810)	(254,405)	(1,200,152)	(254,405)
Comprehensive income (loss)	$2,701,726	$624,381	$2,699,064	$(211,151)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491	27,541,491	27,541,491
Diluted	27,541,491	27,541,491	27,541,491	27,541,491

Earnings per share attributed to Shiner common stockholders:
Basic	$0.15	$0.03	$0.14	$0.00
Diluted	$0.15	$0.03	$0.14	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,899,216	$43,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,979,224	3,085,942
Amortization	17,586	17,662
Gain on sale and write off of assets
Change in working capital components:
Accounts receivable	(2,130,740)	3,580,512
Other receivables	1,050,086	(2,640,206)
Inventory	(3,512,121)	(4,566,048)
Notes receivable	(770,310)	617,965
Advances to suppliers	(4,893,491)	7,812,868
Other assets	80,403	125,276
Accounts payable	(1,639,816)	755,984
Unearned revenue	1,010,480	78,829
Other payables	(2,464,580)	5,793,728
Accrued payroll	(24,531)	7,665
Net cash provided by (used in) operating activities	(6,398,594)	14,713,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(1,014,176)	(1,172,910)
Increase (decrease) in restricted cash	6,637,032	(198,221)
Increase in other payables	(5,104,933)	-
Issuance of other receivables	(12,079,789)	(37,189,874)
Payment on other receivable	27,042,126	161,073
Net cash provided by (used in) investing activities	15,480,260	(38,399,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(50,062,955)	(41,633,519)
Proceeds from short-term loans	49,634,690	44,212,259
Repayment of long-term loans	(6,804,000)	(1,301,600)
Proceeds from long-term loans	-	19,524,000
Contribution by non-controlling interest	631,800	-
Net cash provided by (used in) financing activities	(6,600,465)	20,801,140

Effect of exchange rate changes on cash and equivalents	(162,520)	(72,403)

NET DECREASE IN CASH AND EQUIVALENTS	2,318,681	(2,957,764)

CASH AND EQUIVALENTS, BEGINNING BALANCE	5,710,373	9,135,988

CASH AND EQUIVALENTS, ENDING BALANCE	$8,029,054	$6,178,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,807,365	$3,156,568
Income taxes paid	$-	$62,785

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2015. The results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Except as otherwise indicated by the context, all references in this report to “Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc. and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang, ” (xi) Hainan Juneng Functional Film Co., or “Hainan Juneng” and (xii) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo.”

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
SEPTEMBER 30, 2015 (Unaudited)

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng, originally owned 70% by Hainan Shiner and 30% by an unrelated third party. During the quarter ended March 31, 2015 another unrelated third party purchased additional stock from Hainan for RMB 3,900,000 ($634,530). As of September 30, 2015, the Company owns 50% of Hainan Juneng and two other parties own the remaining 50%. The 50% owned by the third parties is presented as noncontrolling interest.

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

The net income attributed to the NCI is separately designated in the accompanying consolidated statements of income and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Shiner International, Inc. and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the US parent company are maintained in USD. The accounts of the Chinese subsidiaries are translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters,” with the RMB as the functional currency. According to FASB ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the consolidated statement of income and other comprehensive income (loss).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Note 2 - Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015 and December 31, 2014, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 17, 2014, Hainan Shiner drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. During the nine months ended September 30, 2015, the Company repaid RMB 40 million (approximately $6.8 million) of this credit facility. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. The Company has not obtained a waiver from the lender for such use of proceeds and the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner. Furthermore, if the borrowers are unable to fulfill their obligations under the Company’s loans to them and their guarantees fail, the Company will be obligated to repay the credit facility in its entirety. If the Company is unable to repay this debt in full by the due date it could lose control of Hainan Shiner, certain buildings and land use rights. Finally, the Company’s inability to obtain a waiver for the violation of the loan agreement resulted in the amount due under this credit facility being shown as a current liability. If the lender calls the loan due to the violation of the trust agreement, the Company will attempt to negotiate a waiver from the current lender or request additional time to repay the loan to allow the Company time to collect the amounts due from the unrelated third parties, or to obtain other financing to repay this lender.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of $1,525,027 and $1,576,952 (audited) at September 30, 2015 and December 31, 2014, respectively.

Other Receivables

Other receivables consist of amounts due from customers that are non-interest bearing and payable ranging from on demand to up to one year and amounts due from other unrelated third parties that bear interest and have specific repayment dates (See Note 3).

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at September 30, 2015 and December 31, 2014 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2015 and December 31, 2014 respectively, RMB18.7 million ($2.9 million based on the exchange rate at September 30, 2015) and RMB20.8 million ($3.4 million (audited) based on the exchange rate at December 31, 2014) was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the nine months ended September 30, 2015 and 2014, the Company amortized $353,565 and $355,093, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million (audited) based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2015 and December 31, 2014, respectively, RMB9.0 million ($1.4 million based on the exchange rate at September 30, 2015) and RMB10.0 million ($1.6 million (audited) based on the exchange rate at December 31, 2014) was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the nine months ended September 30, 2015 and 2014, the Company amortized $170,100 and $170,835, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At September 30, 2015 and December 31, 2014, the grant was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis to be used to depreciate the asset.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

A rollforward of the construction in progress (“CIP”) from December 31, 2014 to September 30, 2015 is below:

CIP at December 31, 2014 (Audited)	$7,007,576

Transfers to property and equipment	-

Additions during 2015	790,258

Foreign currency translation	(250,589)

CIP at September 30, 2015	$7,547,245

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2015 and December 31, 2014 (audited), respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at September 30, 2015 or December 31, 2014 (audited).

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of September 30, 2015 and December 31, 2014 (audited), respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

There were no sales returns and allowances for the nine months ended September 30, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the nine months ended September 30, 2015 and 2014 consists primarily of subsidy income received from Chinese Government Agencies for developing technology, research and development and constructing certain buildings and production lines. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the nine months ended September 30, 2015 and 2014 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $2,127,809 and $2,160,992, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of September 30, 2015 and December 31, 2014 (audited).

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
SEPTEMBER 30, 2015 (Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of September 30, 2015 with weighted-average exercise price of $0.80. There were 60,000 options and 0 warrants outstanding as of September 30, 2014 with weighted-average exercise prices of $0.80. All options and warrants were excluded from the diluted loss per share for 2015 and 2014 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three and nine months ended September 30, 2015 and 2014:

	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$0.15	27,541,491	$0.03
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings (loss) per share	27,541,491	$0.15	27,541,491	$0.03

	Nine Months Ended September 30,
	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic loss per share	27,541,491	$0.14	27,541,491	$0.00
Effect of dilutive stock options and warrants	-	-	-	-

Diluted loss per share	27,541,491	$0.14	27,541,491	$0.00

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,422,811 and $6,611,234 at September 30, 2015 and December 31, 2014 (audited), respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments (See Note 13).

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

Note 3 – Other Receivables

Other receivables at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	$208,069	$1,289,628
Due April 30, 2015 from Hainan Jinhong, an unrelated third party, with interest at 5%	-	4,335,598

Due April 30, 2015 from Hainan Modern Construction Company, an unrelated third party, with interest at 10%	-	7,990,197
Due April 30, 2015 from Dingfeng, an unrelated third party, with interest at 5%	-	6,947,664
Due April 21, 2017 from Rixin Hotel Management, an unrelated third party, with interest at 12%*	2,917,566	3,015,807
Due April 17, 2017 from Xiandai Meiju, an unrelated third party, with interest at 16%	8,971,800	15,781,900
Due May 1, 2016 from Ningbo Jiangbeijinhui Trading Co., an unrelated third party, with interest at 0%	1,416,600	-
Due May 1, 2016 from Nainan Bikai, an unrelated third party, with interest at 0%	787,000	-
Due May 1, 2016 from Zhuahai Sutong Trading, an unrelated third party, with interest at 0%	771,260	-
Due May 1, 2016 from Hainan Dingfeng Trading Co., an unrelated third party, with interest at 0%	1,259,200	-
Due May 1, 2016 from Hainan Jinhong, an unrelated third party, with interest at 0%	346,280	-
Due August 1, 2016 from Hainan Dingfeng Trading Co., an unrelated third party, with interest at 0%	2,203,600	-
Due August 1, 2016 from Hainan Jinhong Trading Co., an unrelated third party, with interest at 0%	2,518,400	-
Due August 1, 2016 from Hainan Richang Trading Co., an unrelated third party, with interest at 0%	1,101,800	-
Total other receivables	22,501,575	39,360,794
Current portion	11,816,186	20,563,087
Non-current portion	$10,685,389	$18,797,707

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

Note 4 – Inventory, net

Inventory at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Raw Material	$6,436,254	$3,544,464
Work in process	1,700,590	1,220,588
Finished goods	5,596,731	5,968,467
	13,733,575	10,733,519
Less: Obsolescence
reserve	(662,165)	(750,376)
Inventory, net	$13,071,410	$9,983,143

Note 5 – Property and Equipment, net

Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Operating equipment	$25,423,708	$25,856,799
Vehicles	669,448	691,990
Office equipment	146,656	146,193
Buildings	12,299,529	12,700,884
	38,539,341	39,395,866
Less accumulated depreciation	(15,977,339)	(13,523,233)
Property and equipment, net	$22,562,002	$25,872,633

Note 6 - Intangible Assets, net

Intangible assets at September 30, 2015 and December 31, 2014 consisted of rights to use land as follows:

	September 30,	December 31,
	2015	2014
		(Audited)
Right to use land	$1,154,168	$1,193,031
Less: Accumulated amortization	(154,256)	(141,788)
Intangible assets, net	$999,912	$1,051,243

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Government grant for Shi Zi Ling workshop	$2,939,052	$3,393,109
Government grant for structure and equipment	1,413,977	1,632,423
Government grant for expansion and equipment	280,959	290,420
Taxes Payable	2,284,173	1,985,966
Due to Rixin Hotel Management*	3,137,407	3,243,050
Due to Hainan Dingfeng	-	5,126,991
Miscellaneous payables	197,092	2,506,040
	$10,252,660	$18,177,999

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

The $2,939,052, $1,413,977 and $280,959 payables at September 30, 2015 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Short-term Loans

Short-term loans at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Due February 14, 2015 with interest of 4.5%	$-	$332,766
Due February 20, 2015 with interest of 4.5%	-	56,635
Due March 8, 2015 with interest of 4.5%	-	499,998
Due March 28, 2015, with interest of 6.0%	-	1,627,000
Due March 28, 2015, with interest of 6.6%	-	3,254,000
Due April 28, 2015 with interest of 6.6%	-	3,254,000
Due April 30, 2015 with interest of 6.72%	-	2,928,600
Due May 30, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.16%	-	1,545,650
Due June 30, 2015 with interest of 6.16%	-	1,301,600
Due August 28, 2015 with interest of 7.2%	-	3,254,000
Due October 23, 2015 with interest of 4.5%*	238,320	-
Due October 27, 2015 with interest of 4.5% *	119,160	-
Due November 13, 2015 with interest of 4.5%*	75,056	-
Due November 24, 2015 with interest of 4.5%	235,518	-
Due November 25, 2015 with interest of 6.72%	-	813,500
Due November 28, 2015 with interest of 6.72%	-	3,254,000
Due December 17, 2015 with interest of 10%	3,935,000	4,067,500
Due December 19, 2015 with interest of 10%	2,361,000	2,440,500
Due December 22, 2015 with interest of 5.6%	2,833,200	2,928,600
Due December 23, 2015 with interest of 4.5%	3,036,107	-
Due December 29, 2015 with interest of 6.2%	850,629	-
Due December 31, 2015 with interest of 6.2%	716,319	-
Due February 10, 2016 with interest of 6.2%	787,000	-
Due February 15, 2016 with interest of 6.7%	3,148,000	-
Due March 9, 2016 with interest of 5.8%	1,495,300	-
Due March 13, 2016 with interest of 5.9%	787,000	-
Due March 19, 2016 with interest of 5.9%	2,361,000	-
Due April 10, 2016 with interest of 5.9%	3,148,000	-
Due May 20, 2016 with interest of 5.9%	1,574,000	-
Due June 8, 2016 with interest of 5.9%	1,574,000	-
Due June 8, 2016 with interest of 5.9%	1,574,000	-
Due June 17, 2016 with interest of 5.9%	1,574,000	-
Various bank acceptance bills payable on various dates through December 12, 2015	4,643,210	3,931,673
	$37,065,819	$38,744,022

* These loans were paid when due.

All short-term loans are collateralized by Company buildings and equipment.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Note 9 - Long-term Loans

Long-term loans at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
		(Audited)
Due January 24, 2018, with interest of 6.60%	$6,768,200	$7,321,500
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	12,592,000	19,524,000
	19,360,200	26,845,500
Long-term loans, currently in default	(12,592,000)	(19,524,000)
Long-term loans	$6,768,200	$7,321,500

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner. Aggregate future maturities of long-term loans at September 30, 2015 are as follows:

Year ending September 30,
2015	$-
2016	-
2017	12,592,000
2018	6,768,200
$19,360,200

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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

As of September 30, 2015, the outstanding balance under this credit facility was RMB45 million or $7.4 million.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). During the nine months ended September 30, 2015, some of the loans made to unrelated third parties were repaid. The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at September 30, 2015 and December 31, 2014, the Company is in compliance with all its obligations under the foregoing loan commitments. During the nine months ended September 30, 2015, the Company repaid approximately $6.8 million of this credit facility.

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2015:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2014 (Audited)	60,000	$0.80	$-
Granted	-
Canceled/ Expired	-
Exercised	-
Outstanding at September 30, 2015	60,000	$0.80	$-
Exercisable at September 30, 2015	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of September 30, 2015, are as follows:

Options Outstanding
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2015	Price	(Years)
$0.80	60,000	$0.80	1.20
60,000

The number and weighted average exercise prices of all options exercisable as of September 30, 2015, are as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Option Exerciseable
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	September 30, 2015	Price	(Years)
$0.80	60,000	$0.80	1.20
60,000

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $69,868 and $87,291 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company appropriated $98,124 and $80,899 as reserve for the statutory surplus reserve and statutory common welfare fund for the nine months ended September 30, 2015 and 2014, respectively.

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

Note 14 – Commitments and Contingencies

At September 30, 2015, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of 2,876,240.

Note 15 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better.

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2015 and 2014:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues from unrelated entities
Tobacco film	$14,485,496	$9,250,197	$31,274,617	$37,907,073
Water-based latex	170,783	192,475	388,438	421,995
Coated film	7,635,867	8,386,408	21,151,270	23,186,963
Color printing	976,788	694,733	2,992,049	3,390,907
Advanced film	1,689,278	1,483,035	3,839,967	4,563,761
	$24,958,212	$20,006,848	$59,646,341	$69,470,699

Intersegment revenues
Tobacco film	$856,169	$83,333	$2,252,128	$977,597
Water-based latex	(347)	(26)	43,200	43,387
Coated film	399,370	90,948	1,523,131	597,975
Color printing	47,899	(4,915)	215,461	87,449
Advanced film	97,698	12,159	276,521	117,696
	$1,400,789	$181,499	$4,310,441	$1,824,104

Total revenues
Tobacco film	$15,341,665	$9,333,530	$33,526,745	$38,884,670
Water-based latex	170,436	192,449	431,638	465,382
Coated film	8,035,237	8,477,356	22,674,401	23,784,938
Color printing	1,024,687	689,818	3,207,510	3,478,356
Advanced film	1,786,976	1,495,194	4,116,488	4,681,457
Less Intersegment revenues	(1,400,789)	(181,499)	(4,310,441)	(1,824,104)
	$24,958,212	$20,006,848	$59,646,341	$69,470,699

Income (loss) from operations
Tobacco film	$3,984,023	$(1,546,565)	$4,616,944	$(740,347)
Water-based latex	114,074	56,543	154,269	109,979
Coated film	569,295	(395,271)	954,376	(687,545)
Color printing	(53,163)	(120,715)	(457,088)	(732,656)
Advanced film	115,992	(187,486)	87,040	(322,226)
Holding Company	(26,620)	(21,009)	(98,069)	(71,049)
	$4,703,601	$(2,214,503)	$5,257,472	$(2,443,844)

Interest income
Tobacco film	$324,264	$297,174	$892,794	$704,261
Water-based latex	4,091	4,261	11,089	7,840
Coated film	151,040	199,973	603,804	430,782
Color printing	20,621	20,952	85,414	62,998
Advanced film	40,471	36,745	109,619	84,788
Holding Company	-	-	72,500	72,500
	$540,487	$559,105	$1,775,220	$1,363,169

Interest expense
Tobacco film	$487,661	$580,485	$1,773,693	$1,639,853
Water-based latex	5,073	6,038	18,450	17,058
Coated film	193,433	230,251	703,544	650,455
Color printing	39,137	46,587	142,347	131,606
Advanced film	81,883	97,469	297,820	275,347
Holding Company	(679)	(538)	(2,141)	(1,678)
	$806,508	$960,292	$2,933,713	$2,712,641

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Income tax expense
Tobacco film	$290,445	$123,477	$486,294	$292,266
Water-based latex	-	-	-	-
Coated film	217,066	104,285	412,859	224,419
Color printing	-	-	-	-
Advanced film	45,052	19,165	74,954	44,171
Holding Company	-	-	-	-
	$552,563	$246,927	$974,107	$560,856

Net income (loss)
Tobacco film	$3,478,604	$716,889	$3,672,514	$861,873
Water-based latex	111,401	54,765	146,907	100,761
Coated film	486,376	369,622	800,697	238,528
Color printing	(87,333)	(146,350)	(514,021)	(801,264)
Advanced film	136,764	(95,669)	(110,953)	(287,273)
Holding Company	(25,941)	(20,471)	(95,928)	(69,371)
	$4,099,871	$878,786	$3,899,216	$43,254

Provision for depreciation
Tobacco film	$589,911	$530,522	$1,794,007	$1,857,875
Water-based latex	8,597	10,012	28,406	30,073
Coated film	233,992	210,433	711,602	736,935
Color printing	47,344	42,576	143,978	149,103
Advanced film	99,052	89,080	301,231	311,956
Holding Company	-	-	-	-
	$978,896	$882,623	$2,979,224	$3,085,942

	As of	As of
	September 30,	December 31,
Total Assets	2015	2014
		(Audited)
Tobacco film	$62,471,509	$71,293,886
Water-based latex	657,568	657,568
Coated film	24,779,630	28,279,069
Color printing	5,013,641	5,721,679
Advanced film	10,489,580	11,970,944
Holding Company	11,132,009	11,222,719
	$114,543,937	$129,145,865

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three and nine months ended September 30, 2015 and 2014 is as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Areas	2015	2014	2015	2014
Chinese Mainland	$22,170,735 $	17,124,739	$52,014,805 $	61,546,276
Asia (outside Mainland China)	907,165	1,458,876	3,318,626	3,894,965
Australia	1,223,521	828,176	2,291,983	2,264,228
North America	306,888	196,551	1,100,754	680,920
Middle East	283,869	64,493	499,498	317,218
Europe	-	261,942	289,513	651,913
South America	66,034	72,071	131,162	115,179
	$24,958,212	$20,006,848	$59,646,341	$69,470,699

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•

“Shiner,” “Company,” “we,” “us” or “our” are to Shiner International, Inc., a Nevada corporation, and its direct and indirect subsidiaries: (i) Hainan Shiner Industrial Co., Ltd., or “Hainan Shiner,” (ii) Hainan Shiny-Day Color Printing Packaging Co., Ltd., or “Shiny-Day,” (iii) Hainan Modern Hi-Tech Industrial Co., Ltd., or “Hainan Modern,” (iv) Zhuhai Modern Huanuo Packaging Material Co., Ltd., or “Zhuhai Modern,” (v) Shimmer Sun Ltd., or “Shimmer Sun,” (vi) Hainan Jingyue New Material Co., Ltd., or “Jingyue,” (vii) Hainan Shunhao New Material Co., Ltd., or “Shunhao,” (viii) Hainan Yongxin Environmental Co., Ltd., or “Yongxin,” ,” (ix) Hainan Runhai Color Printing Packaging Co., or “Hainan Runhai,” (x) Hainan Saihang Photoelectric Co. Ltd., or “Hainan Saihang, ” (xi) Hainan Juneng Functional Film Co., or “Hainan Juneng” and (xii) Ningbo Neisuoer Latex Co., Ltd., or “Ningbo.”

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

The table below shows the percentage of revenue by each of our business segments for the three and nine months ended September 30, 2015 and 2014:

	Percent of Revenue		Percent of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	Change	Change

BOPP tobacco film	58.0%	46.2%	52.4%	54.5%
Water-based latex	0.7%	1.0%	0.7%	0.6%
Coated film	30.6%	41.9%	35.5%	33.4%
Color printing	3.9%	3.5%	5.0%	4.9%
Advanced film	6.8%	7.4%	6.4%	6.6%
	100.0%	100.0%	100.0%	100.0%

We have 59 patents issued by the State Intellectual Property Office of China and have 13 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities. During the nine months ended September 30, 2015, approximately $27.1 million of these other receivables were repaid.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the nine months ended September 30, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three months ended September 30, 2015 and 2014

The following table summarizes the results of our operations during the three months ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,		$	%
	2015	2014	Change	Change

Revenues	$24,958,212	$20,006,848	$4,951,364	24.7%
Cost of goods sold	19,171,448	17,797,028	1,374,420	7.7%
Gross profit	5,786,764	2,209,820	3,576,944	161.9%
Selling expenses	820,563	1,138,772	(318,209)	-27.9%
General and administrative expenses	262,600	3,285,551	(3,022,951)	-92.0%
Income (loss) from operations	4,703,601	(2,214,503)	6,918,104	-312.4%
Other income (expense), net	349,100	3,744,255	(3,395,155)	-90.7%
Interest income	540,487	559,105	(18,618)	-3.3%
Interest expense	(806,508)	(960,292)	153,784	-16.0%
Exchange loss	(105,581)	(2,852)	(102,729)	3602.0%
Income tax expense	552,563	246,927	305,636	123.8%
Net income (loss) attributed to noncontrolling interest	(18,176)	5,919	(24,095)	-407.1%
Net income (loss) attributed to Shiner	$4,146,712	$872,867	$3,273,845	375.1%

Revenues

Revenues for the three months ended September 30, 2015 increased $5.0 million (or 24.7%), to $25.0 million, compared to $20.0 million in 2014. The increase was primarily attributable to increased revenues generated from our BOPP tobacco segment. During the three months ended September 30, 2015, revenue from BOPP tobacco increased $5.2 million (or 56.6%) to $14.5 million, up from $9.3 million, revenue from color printing increased $0.3 million (or 40.6%) to $1.0 million, up from $.07 million, and revenue from advanced film increased $0.2 million (or 13.9%) to $1.7 million, up from $1.5 million; offset by a decrease in revenue from coated film of $0.8 million (or 8.9%) to $7.6 million, down from $8.4 million. During the third quarter of 2015, our domestic (China Mainland) sales increased as a percentage of total sales from 85.6% in 2014 to 88.8% in 2015. The increase in revenue for the three months ended September 30, 2015, compared to the same period in 2014, is a result of our expanding customer base as a result of increased marketing activities in the interim periods.

Cost of Goods Sold

For the three months ended September 30, 2015, cost of goods sold (“COGS”) increased $1.4 million (or 7.7%), from $17.8 million in the 2014, to $19.2 million in 2015. COGS for the three months ended September 30, 2015 and 2014 were 76.8% and 89.0% of our revenues, respectively, a 12.2% decrease. The decrease in COGS as a percentage of revenues for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was a result of lower raw material costs caused by the decline in oil prices worldwide.

Gross Profit

Our gross profit for the three months ended September 30, 2015 was $5.8 million, with a profit margin of 23.2%, a 12.2% increase from 11.0% for the three months ended September 30, 2014. The increase in gross profit margin was a result of lower raw material costs caused by the decline in oil prices worldwide.

Selling Expenses

For the three months ended September 30, 2015, our selling expenses decreased by $0.3 million (or 27.9%) to $.08 million, compared to $1.1 million in 2014. The decrease in selling expenses was mainly due to a decrease in our logistic expenses.

General and Administrative (“G&A”) Expenses

For the three months ended September 30, 2015, our G&A expenses decreased by $3.0 million (or 92.0%) to $0.3 million, compared to $3.3 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses.

The significant decrease in G&A expenses is due to the partial reversal of a previous allowance for advances to suppliers during the quarter ended September 30, 2015.

Other Income, net

For the three months ended September 30, 2015, other income decreased by $3.4 million (or 90.7%), to $0.4 million in 2015, compared to other income of $3.8 million in 2014. The change in other income (expense) is mainly due to a decrease in subsidy income and a decrease in the sale of waste materials during the 2015 period.

Interest Income

For the three months ended September 30, 2015, interest income decreased by $18,618 (or 3.3%) to $0.5 million, compared to $0.5 million in the 2014 period. The net decrease in interest income is primarily due to a significant increase in interest charged on other receivables during the last half of 2014 in connection with temporary loans to unrelated third parties. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then used these funds in loans to unrelated third parties, three of which were repayable at interest rates ranging from 12%-16%, and the remaining of which were repayable at zero interest. A large portion of these loans, including the interest-bearing loans, were repaid during the beginning of the 2015 second quarter and we earned no interest on additional interest-free loans totaling RMB 37 million, or approximately $5.8 million, made to unrelated third parties during the 2015 third quarter.

Interest Expense

For the three months ended September 30, 2015, interest expense decreased by $0.2 million (or 16.0%) to $0.8 million, compared to $1.0 million in 2014. The decrease in interest expense is primarily due to the decrease in the amount of long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties, three of which were repayable at interest rates ranging from 12%-16%, and the remaining of which were repayable at zero interest. We repaid RMB 40 million, or approximately $6.8 million, of this loan payable in the first quarter of 2015.

Income Tax Expense

For the three months ended September 30, 2015, we recorded a tax provision of $0.5 million, compared to $0.3 million in the 2014 period. Our effective tax rates for 2015 and 2014 were 11.8% and 21.9%, respectively. The effective rate in 2015 is lower than the statutory rate due to the reversal of a reserve that is not included in taxable income.

Net Income (Loss)

Due to the factors explained above, for the three months ended September 30, 2015 we generated a net income of $4.1 million, compared to a net income of $0.9 million in the 2014 period.

Foreign Currency Translation gain (loss)

Foreign currency translation loss for the three months ended September 30, 2015 was $1.4 million, an increase of $1.1 million, compared to $0.3 million for the three months ended September 30, 2014. The significant loss in 2015 was attributable to the significant decrease in the RMB-USD exchange rate that occurred during the quarter ended September 30, 2015.

Comparison of Nine months ended September 30, 2015 and 2014

The following table summarizes the results of our operations during the nine months ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,		$	%
	2015	2014	Change	Change

Revenues	$59,646,341	$69,470,699	$(9,824,358)	-14.1%
Cost of goods sold	46,565,648	61,643,938	(15,078,290)	-24.5%
Gross profit	13,080,693	7,826,761	5,253,932	67.1%
Selling expenses	2,590,857	3,412,455	(821,598)	-24.1%
General and administrative expenses	5,232,364	6,858,150	(1,625,786)	-23.7%
Income (loss) from operations	5,257,472	(2,443,844)	7,701,316	-315.1%
Other income (expense), net	906,570	4,403,679	(3,497,109)	-79.4%
Interest income	1,775,220	1,363,169	412,051	30.2%
Interest expense	(2,933,713)	(2,712,641)	(221,072)	8.1%
Exchange loss	(132,226)	(6,253)	(125,973)	2014.6%
Income tax expense	974,107	560,856	413,251	73.7%
Net income (loss) attributed to noncontrolling interest	(46,841)	3,563	(50,404)	-1414.7%
Net income attributed to Shiner	$3,946,057	$39,691	$3,906,366	9841.9%

Revenues

Revenues for the nine months ended September 30, 2015 decreased $9.8 million (or 14.1%), to $59.6 million, compared to $69.5 million in 2014. The decrease was primarily attributable to decreased revenues generated from sales in all five of our segments, but largely from our BOPP tobacco segment. During the nine months ended September 30, 2015, revenue from BOPP tobacco decreased $6.6 million (or 17.5%) to $31.3 million, down from $37.9 million; revenue from coated film decreased $2.0 million (or 8.8%) to $21.2 million, down from $23.2 million; revenue from color printing decreased $0.4 million (or 11.8%) to $3.0 million, down from $3.4 million; and revenue from advanced film decreased $0.7 million (or 15.9%) to $3.8 million, down from $4.6 million. During 2015, our domestic (China Mainland) sales decreased as a percentage of total sales from 88.6% in 2014 to 87.2% in 2015. The decrease in revenue for the nine months ended September 30, 2015, compared to the same period in 2014, was largely due to decrease in revenues during the 2015 first quarter as a direct result of the declining economic growth in China during that period. In addition, Chinese regulators have intensified supervision of consumer products resulting in an impact on consumer purchasing.

Cost of Goods Sold

For the nine months ended September 30, 2015, COGS decreased $15.1 million (or 24.5%), from $61.6 million in the 2014, to $46.6 million in 2015. COGS for the nine months ended September 30, 2015 and 2014 were 78.1% and 88.7% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was a result of lower raw material costs.

Gross Profit

Our gross profit for the nine months ended September 30, 2015 was $13.1 million, with a profit margin of 21.9%, a 10.7% increase from 11.3% for the nine months ended September 30, 2014. The increase in gross profit percentage was a result of lower raw material costs caused by the decline in oil prices worldwide.

Selling Expenses

For the nine months ended September 30, 2015, our selling expenses decreased by $0.8 million (or 24.1%) to $2.6 million, compared to $3.4 million in 2014. The decrease in selling expenses was mainly due to a decrease in logistics expenses.

General and Administrative (“G&A”) Expenses

For the nine months ended September 30, 2015, our G&A expenses decreased by $1.6 million (or 23.7%) to $5.2 million, compared to $6.9 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The significant decrease in G&A expenses is due to the partial reversal of a previous allowance for advances to suppliers during the quarter ended September 30, 2015.

Other Income, net

For the nine months ended September 30, 2015, other income decreased by $3.5 million (or 79.4%), to $0.9 million in 2015, compared to other income of $4.4 million in 2014. The change in other income (expense) is mainly due to a decrease in subsidy income and a decrease in the sale of waste materials.

Interest Income

For the nine months ended September 30, 2015, interest income increased by $0.4 million (or 30.2%) to $1.8 million, compared to $1.4 million in the 2014 period. The net increase in interest income is primarily due to a significant increase in interest charged on other receivables during the last half of 2014 in connection with loans to unrelated third parties. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties, three of which were repayable at interest rates ranging from 12%-16% interest, and the remaining of which were repayable at zero interest. A large portion of these loans, including the interest-bearing loans, were repaid during the beginning of the 2015 second quarter.

Interest Expense

For the nine months ended September 30, 2015, interest expense increased by $0.2 million (or 8.1%) to $2.9 million, compared to $2.7 million in 2014. The increase in interest expense is primarily due to the increase in the amount of short-term and long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties unrelated third parties, three of which were repayable at interest rates ranging from 12%-16%, and the remaining of which were repayable at zero interest.

Income Tax Expense

For the nine months ended September 30, 2015, we recorded a tax provision of $1.0 million, compared to $0.6 million in the 2014 period. Our effective tax rates for 2015 and 2014 were 20.0% and 92.8%, respectively. The effective rate in 2015 is lower than the statutory rate due to the reversal of a reserve that is not included in taxable income. The effective rate in 2014 was higher than the statutory rate due to losses incurred by some of our subsidiaries which were not able to offset as income generated by other subsidiaries for tax purposes.

Net Loss

Due to the factors explained above, for the nine months ended September 30, 2015, we generated a net income attributed to Shiner of $3.9 million, compared to $39,691 in the 2014 period.

Foreign Currency Translation gain (loss)

Foreign currency translation loss for the nine months ended September 30, 2015 was $1.2 million, an increase of $0.9 million, compared to $0.3 million for the nine months ended September 30, 2014. The significant loss in 2015 was attributable to the significant decrease in the RMB-US exchange rate that occurred during the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2015, we had $8.0 million in cash and equivalents on hand, compared to $5.7 million at December 31, 2014. We had working capital surplus of $3.8 million at September 30, 2015, compared to a working capital deficit of $10.1 million at December 31, 2014. The primary reason for the decrease working capital deficit is the pay down of a long-term loan, currently in default that is classified as a current liability. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(6,398,594)	$14,713,431
Net cash provided by (used in) investing activities	15,480,260	(38,399,932)
Net cash provided by (used in) financing activities	(6,600,465)	20,801,140
Effect of exchange rate changes on cash and equivalents	(162,520)	(72,403)
Net increase (decrease) in cash and equivalents	2,318,681	(2,957,764)
Cash and equivalents at beginning of period	5,710,373	9,135,988
Cash and equivalents at end of period	$8,029,054	$6,178,224

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2015 was $6.4 million, a decrease of $21.1 million, compared to cash flow provided by operating activities during the nine months ended September 30, 2014 of $14.7 million. The decrease in cash used in operating activities during the nine months ended September 30, 2015 was primarily attributable to the changes in working capital components, particularly the significant increase in advances to suppliers and accounts receivable, and the decreases in accounts payable and other payables in the 2015 period.

Investing Activities

Net cash flows provided by investing activities during the nine months ended September 30, 2015 was $15.5 million, an increase of $53.9 million, compared to cash used in investing activities of $38.4 million in 2014. During 2015, we received $27.1 million from the repayment of other receivables and issued $12.1 million in new receivables compared to the issuance of $37.1 million of other receivables in 2014.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $6.6 million, a decrease of $27.4 million, compared to cash provided by financing activities of $20.8 million in 2014. During the 2015 period, we repaid $50.1 million of short-term loans and $6.8 million of long-term loans and borrowed an additional $49.6 million from short-term loans. During the 2014 period, we repaid $41.6 million of short-term loans and borrowed an additional $44.2 million from short-term loans and $19.5 million from long-term loans.

Assets

Our total assets as of September 30, 2015 were $114.5 million, a decrease of $14.6 million, compared to $129.1 million as of December 31, 2014. The decrease was primarily due to the decrease of other receivables, current, of $8.7 million, other non-current receivables of $8.1 million, restricted cash of $6.7 million, and property and equipment of $3.3 million, offset by an increase in advances to suppliers of $4.1 million, inventory of $3.0 million, accounts receivable of $1.8 million and cash of $2.3 million. The decrease in other receivables (both current and long-term) is due to the repayment of amounts loaned in 2014. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily provide loans to unrelated third parties, three of which were repayable at interest rates ranging from 12%-16% interest, and the remaining of which were repayable at zero interest. The practice of lending funds to unrelated third parties at zero interest has continued through the 2015 third quarter. The decrease in restricted cash is due to the lenders requirements to keep less cash in restricted accounts. The decrease in property and equipment is due to depreciation expense. The increase in cash is due to the timing of collections of receivables and payment of payables. The increase in advances to suppliers is due to us placing additional orders of inventory to meet upcoming demands. The increase in accounts receivable is due to the timing of the collection of customer balances. The increase in inventory is due to the purchase of additional products to meet upcoming demands.

Liabilities

Our total liabilities decreased by $17.9 million as of September 30, 2015, compared to December 31, 2014, principally due to a decrease in long-term loans of $7.5 million and other payables of $7.9 million; a decrease in accounts payable of $1.8 million; and a decrease in short-term loans of $1.7 million.

The decrease in long-term loans is due to our repayment of RMB40 million (approximately $6.8 million) of an RMB 120 million credit facility pursuant to a Trust Agreement between Hainan Shiner, our primary operating subsidiary, and Zhongrong International Trust Co., Ltd., or Zhongrong, on April 17, 2014. The credit facility bears interest at 7.35% per annum, is due on April 17, 2017 and is collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. We intend to meet our liquidity requirements under this Trust Agreement, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. Under the terms of the Trust Agreement, the proceeds of the funds borrowed were to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties who have provided no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. As such, Zhongrong has the right to declare a breach of the Trust Agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. We have not been able to obtain a waiver for the violation of the use of proceeds provision of the Trust Agreement, therefore the remaining amount due under this credit facility of RMB 80 million (approximately $12.6 million) is being shown as a current liability. If Zhongrong calls the loan due to the violation of the agreement, we will attempt to negotiate a waiver, or request additional time in order to collect the amounts due from unrelated third parties or to obtain other financing to repay the loan.

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

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at September 30, 2015) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of September 30, 2015, the outstanding balance under this credit facility was RMB 43 million or $6.8 million.

Except as set forth above, as at September 30, 2015, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended September 30, 2014, and will no longer present the inception-to-date information formerly required.

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

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company has not determined the impact of adopting this ASU.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of September 30, 2015, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SHINER INTERNATIONAL, INC.

November 23, 2015	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

November 23, 2015	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)