Form 10-K
period 2015-12-31
Shiner International, Inc.
filed 2016-04-18
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________.

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

Yes [   ]               No [X]

As of April 6, 2016, there were 27,941,491 shares of the registrant's common stock outstanding.

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $6.68 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2015

TABLE OF CONTENTS

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

The table below shows the percentage of revenue by each of our business segments for the years ended December 31, 2015 and 2014:

	Percent of Total Revenue
Product	2015	2014
BOPP tobacco film	52%	55%
Water-based latex	1%	1%
Coated film	35%	32%
Color printed packaging	5%	5%
Advanced film	7%	7%
	100%	100%

We have 49 patents issued by the State Intellectual Property Office of China. We have another 13 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of the manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities. During the twelve months ended December 31, 2015, approximately $13.1 million of these other receivables were outstanding.

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

  Yongxin, formed on April 15, 2011 with a registered capital of RMB2,000,000 ($317,460), engages in the sale of water- based latex, plastic film and packaging printing products, and R&D application and sale of anti- counterfeit technology products.

  The acquisition gave Shiner a 65% controlling interest in Shimmer Sun’s subsidiary, Ningbo. Ningbo, formed on May 8, 2007 with a registered capital of RMB 2,080,000 ($330,158), engages in the manufacture, R&D and processing of PVDC latex series of products and being an import and export agent for latex products and technologies.

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

Coated film is a functional packaging film in which a thin layer of polyolefin-based film is sealed either on one or both sides of the film with a varying type of chemical substance (coating layer). Depending on which coating layer is used, coated films have greater endurance and tensile strength and can be produced in heat-resistant, shrink-wrapped, peelable or other varieties. Coated film is a functional packaging film with moisture and oxygen barrier property, flavor and aroma preservation properties, as well as their superior clarity and printability. We currently produce 17 varieties of regular coated packaging films and can produce irregular coated packaging films according to the requirements of customers. As a result of these capabilities and our technology, we believe we provide the most diverse film product offering in China.

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
________________
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

The base materials for many of Shiner Industrial’s products are derived from petroleum. Approximately 34% of the raw materials for Hainan Shiner’s BOPP tobacco film operation are imported from multi-national chemical companies such as Sumitomo Chemical Co., Ltd. In contrast, only about 4% of the raw materials for our coated films are imported because the current base BOPP film can be supplied through qualified domestic suppliers in China. All of the raw materials for our color printing operations are purchased domestically in China. There are numerous suppliers for these raw materials. We generally select a supplier based on the best combination of quality, price and service. There are no raw materials used in our color printing production process that are provided by any sole supplier.

BOPP is a major raw material for our flexible packaging films; our new BOPP film line produces sufficient basic BOPP film to satisfy our coated film production needs.

In general, we do not have long term contracts with our suppliers. We maintain relationships with two to three approved suppliers for each raw material purchased and generally experience no delay in meeting our production needs on a timely basis. Currently, raw materials are readily available and we expect to continue to successfully manage raw material supplies without significant supply interruptions. Our largest suppliers accounted for more than 12% of raw material purchases in 2015.

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

Flexible Packaging Material

We are the leading producer of coated film in China, with approximately 30% market share of the Chinese domestic coated film output in 2015. Our domestic competitors exist only in the form of smaller rivals with an average annual capacity of several hundred metric tons. Approximately 70% of our sales are made directly to customers and the remaining 30% of our sales are made through domestic distributors servicing one-off, small-scale packaging operations. We believe we are the leading producer of coated films nationally, and enjoy a reputation both for first-rate quality and service. We maintain contracts with our larger customers generally for periods ranging from six months to one year. Smaller customers, those that constitute less than 2% of our overall sales are subject to pre-payment on all orders.

During 2015, our top 10 customers accounted for approximately 93% of our total international coated film sales, with an average sale of $680,000 per customer. Approximately 72% of our exported coated film is sold to printing and packaging companies located in Australia with the remainder sold to companies located in the United States, Europe, New Zealand and Turkey. Approximately 28% of our exported coated film sales are made to the “converter” industry, which represents mass packaging operations mainly in Southeast Asia and Eastern Europe that serve as packaging hubs for products sold in the US and European markets. Rolls of finished coated film are sent to the converters where they print, cut, fold, and insert re-sealable zips to form pouches for items such as dried fruits, nuts, beverages and dairy products like cheese and yogurt. Our largest international customer, Impak Films Pty. Ltd., an Australian packaging distributor, accounted for approximately 11% of our coated film sales and 4% of our total sales in 2015.

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

The main customers of our color printing business are brand-name food and commodity companies in China that have strict requirements for quality and service. We believe our customers are also attracted to the one-stop service that we offer by fulfilling both their packaging film and printing requirements. Our largest customer, Chun Guang Foodstuff Co., Ltd., accounted for 40% of color printing sales in 2015.

Advanced Film

We introduced advanced film products in 2005 as a superior alternative to the industry’s hologram printed films.Our largest customer in the international market is Vietnam Tobacco Imports and Exports Co., or “Vintaba”, the tobacco production company of the Government of Vietnam. Vintaba accounted for approximately 54% of our advanced produce sales. A majority of our customers are brand name producers seeking to protect copyrights and reduce the occurrence of pirated product. According to the American Film Institute, the Chinese film market suffers a loss of $2.7 billion each year due to piracy, including the annual loss of $1.6 billion from piracy of CDs and DVDs.

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

Research and Development

We highly value our strong R&D support team. Our R&D team includes 28 engineers and technicians with each person holding a Bachelor’s or other advanced degree, and most of whom have direct or related field experience. Our R&D team strives to improve our production process, product quality and product compatibility to reinforce our competitive advantage in the market. In particular, our R&D efforts are focused on: (i) identifying processes that improve our cost-efficiency and our customers’ production efficiency; (ii) identifying alternative production materials to generate comparable performance at a lower cost to our customers.

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

We built Hainan Film Engineering Center in Haikou, which has four well-equipped professional laboratories. In addition, we also set up R&D centers in both of our Hainan and Zhuhai locations. Our engineers have designed two of our coated film production lines. By designing our own production lines, we intend to reduce our fixed asset investment by approximately 35% and better meet our specific manufacturing needs. The director of our research department has over 15 years’ experience in the industry.

During 2015 and 2014, we spent approximately $2.6 million and $3.2 million respectively, on R&D projects with the majority expended on new product trials and experimental manufacturing techniques, including fog prevention and high heat shrinkable films.

In 2015, we spent approximately $1.6 million in the development of functional coatings of coated films and functional BOPP film. Functional coatings and film are designed to meet certain functional requirements of our customers and market, such as improved sealing and barrier properties. All R&D costs are funded through our operating cash flow and are expensed as incurred.

In addition to in-house R&D, we have sponsored several projects with research institutions and universities in China to which we retain all proprietary rights for the research funded by us. We also have a formal agreement with China’s Science & Technology University, Hainan University and Hainan Normal University through 2015 for which we have proprietary rights to all findings based upon dedicated research conducted on our behalf. We also have informal alliances with Fudan University in Shanghai, Sun Yat Sen University (Zhong Shan) in Guangzhou and Tsinghua University in Beijing.

Intellectual Property

We hold 49 patents on both products and production equipment that have been issued by the State Intellectual Property Office of China.

Name of Patents	Patent No.	Issue Date
Acrylic Acid Coated Film & Its Manufacturing Methods	ZL2005100777111.3	Jan 31,2007
Two way stretched polypropylene film substrate with no bottom glue coating and Non bottom adhesive coating film	US 9068097	Jun 30,2015
BOPP Shrinkable Monofilm & Its Manufacturing Methods	ZL03149870.1	Nov 15,2006
Production System of Microwave Drying Coated Film	ZL03149871.X	March 22,2006
A Kind of Low heat-seal Coated Film	ZL2012205042172	Mar 27,2013
A Kind of Transparent Coated Film apply to Sandwich Packing	ZL2012205041856	Mar 27,2013
A kind of low temp. sealing high barrier coated film for heat sensitive food packing	ZL2012205041822	Mar 27,2013
A kind of high barrier laminated film for air fresher packing	ZL201220471388.X	Mar 4,2013
A kind of Biax-oriented fringed BOPP	ZL201220459128.0	Mar 12,2013
A kind of non primer coated film and its manufacturing method	ZL201010177656.2	Apr 3,2013
A Kind of laminated Coated Film for ketchup bag packing	ZL2013200765856	Jul 24,2013
A kind of heat sealable PVDC coated film manufacturing method	ZL201110119077.7	Aug 21,2013
A Kind of Coated Film& Its Manufacturing Methods	ZL200510075370.2	May 16,2007
BOPP Shrinkable Tobacco film & Its Manufacturing Methods	ZL01118669.0	May 14, 2008
Manufacturing Methods for Heat Shrinkable Coated Films	ZL031498728	March 27, 2009
A Kind of Heat-sealed BOPP Film	ZL200810177464.4	March 24, 2010
Ultrathin biaxial stretching polypropylene film for rolling paper packaging & Its Manufacturing Methods	ZL201310033169.2	May 6,2015
A Modified PVOH Coated Film for Print & Its Manufacturing Methods	ZL201010208100.5	January 11, 2012
Methods for Producing Coated Film	US8007873B2	August 30, 2011
A Kind of Ultraviolet-proof Coated Film Manufacturing Methods	ZL201010210692.4	Jul 25,2012
A Kind of No Base Coated Film Manufacturing Methods	ZL200910215431.9	Oct 10,2012
A kind of new film structure for fresh meat packing	ZL2013200925821	Sep 25,2013
A vapor barrier type polyvinylidene chloride coated film manufacturing method	ZL201110119076.2	Apr 09,2014
A plastic film coated with acrylic polyurethane rubber manufacturing method	ZL201210361249.6	Apr 30,2014
A low shrinkage temperature of polyolefin heat shrinkable film and its manufacturing method	ZL201210570489.7	Oct 01,2014
A kind of used for flour packaging composite membrane	ZL201420014511.4	Oct 01,2014
Self-adhesive polyvinylidene chloride emulsion bottomless glue coating method and the implementation of the method of coating system	ZL201210572943.2	Nov 26,2014
Chocolate thermal food coating film coating method and the implementation of the method of coating systems	ZL201210572302.7	Jan 21, 2015
A low friction two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210569786.X	Feb 18, 2015

Two-way stretch large size of polypropylene high shrinkable film cutting and winding process	ZL201210570488.2	Feb 18, 2015
A high gloss two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210571747.3	Jan 26, 2015
A holographic mould shrinkage film and its manufacturing method	ZL201210294383.9	Jan 28,2015
A system used for double coating membrane flip	ZL201210572050.8	Feb 04,2015
A plastic tag and its manufacturing method	ZL201310237880X	Feb 05,2015
A betelnut packaging composite membrane and its preparation method	ZL201310184488.3	Feb 12,2015
A high resistance oxygen cooking polyvinylidene chloride resistant coating film and its manufacturing method	ZL201210294409.X	Mar 05,2015
A PET laser transfer film without slab joint and its preparation method	ZL201310254466.X	Mar 10,2015
A two-way stretch polypropylene heat sealing membrane and its manufacturing method	ZL201210570487.8	Mar 12,2015
A kind of cigarette packing two-way stretch polypropylene shrinkable film and its manufacturing method and application	ZL201210570229.X	Mar 24,2015
A kind of Low temperature heat sealing high barrier coating film & Its Manufacturing Methods	ZL201210294382.4	May 20,2015
Coating method for coating film of double coated PVDC emulsion in accordance with sandwich food package and Coating system	ZL201210572944.7	Jun 6,2015
A kind of Method for producing bactericidal poly offset two vinyl chloride coating film	ZL201210294385.8	Jun 24,2015
a kind of Polyolefin thermal shrinkage film with high shrinkage rate & Its Manufacturing Methods	ZL201210570571X	Jul 15,2015
A kind of Post curing method of polyvinyl alcohol coating film	ZL201210571976.5	Oct 28,2015
A kind of Composite film for flour packaging & Its Manufacturing Methods	ZL201410011003.5	Oct 28,2015
A kind of Latex feeding method in latex coating process for coating film and charging device	ZL201210571978.4	Oct 28,2015
The recovery method of PVDC coating film	ZL201210571977X	Oct 28,2015
A kind of Bidirectional stretching polypropylene common cigarette packaging film & Its Manufacturing Methods	ZL201210570455.8	Nov 18,2015
A kind of Cooking and cooking poly partial two vinyl chloride coating film & Its Manufacturing Methods	ZL201110202562.0	Dec 16,2015

We have additional products and production equipment for which 50 patent applications are currently pending. Our current patents expire between 2015 and 2030. We also have two trademarks issued by the State Intellectual Property Office of China.

Employees

We have a centralized labor management system for our operating subsidiaries. Labor and employment affairs of each subsidiary are managed by our central human resources department. Currently, we have 393 full-time, and no part-time employees. The following table sets forth the number of our employees by function.

Number of
Department	Employees
Executives	15
R&D	28
Human Resources	4
Manufacturing	298
Finance	20
Marketing & Sales	25
Other	3
Total	393

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

In each of 2015 and 2014, we incurred expenses of approximately $15,000 to comply with governmental and environmental regulations in China.

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

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes and decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulateforeign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. Since these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

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

As of December 31, 2015, we had outstanding 90,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $0.95 per share, and 521,664 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.70 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in the number of our outstanding shares and any sales of shares could have an adverse effect on the trading activity and market price of our common stock.

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

Hainan Factories

We have been granted the right to use three plots of land in Haikou City by the Municipal Administration of China for state-owned land. With respect to two of these plots, our rights run through January 2059 and, with respect to the third plot, our rights run through October 2060. Our original Hainan Factory currently has one BOPP tobacco film production line with total capacity of 3,500 metric tons per year, three advanced film lines with an annual capacity of 1,000 metric tons, three coated film lines with an annual capacity of 6,000 metric tons and two 8-color printing lines. Our original Hainan Factory consists of four buildings dedicated to film production and administrative offices. We made one-time payment of RMB 2,667,879 (approximately $322,013) for the right to use the land.

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

We built a new BOPP tobacco film production line that was launched in the fourth quarter of 2011. The new line is in a fully automated plant equipped with state-of-the-art production machinery from Germany and England. This additional production line started running at the beginning of 2013, increasing our annual BOPP tobacco film capacity by an additional 10,000 metric tons.

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

Shanghai Sales Office

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

	For the Year Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$0.35	$0.22	$0.50	$0.23
Second Quarter	0.33	0.17	0.54	0.28
Third Quarter	0.39	0.21	0.41	0.27
Fourth Quarter	0.39	0.21	0.44	0.21

On April 6, 2015, the closing price of our common stock as reported on the OTC Markets was $0.17 per share.

Holders

As of April 6, 2016, there were 27,941,491 shares of our common stock outstanding held by approximately 47 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

The table below shows the percentage of revenue by each of our business segments for the three and year ended December 31, 2015 and 2014:

	Percent of Revenue
	Years Ended December 31,
	2015	2014

BOPP tobacco film	52.5%	57.4%
Water-based latex	0.6%	0.6%
Coated film	35.0%	30.8%
Color printing	5.2%	4.6%
Advanced film	6.7%	6.6%
	100.0%	100.0%

We have 49 patents issued by the State Intellectual Property Office of China and have 13 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities. During the year ended December 31, 2015, approximately $35.9 million of these other receivables were repaid.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the years ended December 31, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Years ended December 31, 2015 and 2014

The following table summarizes the results of our operations during the years ended December 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Years Ended December 31,		$	%
	2015	2014	Change	Change

Revenues	$76,331,519	$101,117,821	$(24,786,302)	-24.5%
Cost of goods sold	59,694,988	85,284,144	(25,589,156)	-30.0%
Gross profit	16,636,531	15,833,677	802,854	5.1%
Selling expenses	4,096,456	4,355,567	(259,111)	-5.9%
General and administrative expenses	11,654,538	7,025,634	4,628,904	65.9%
Income from operations	885,537	4,452,476	(3,566,939)	-80.1%
Other income (expense), net	994,041	2,100,948	(1,106,907)	-52.7%
Interest income	2,334,276	2,192,067	142,209	6.5%
Interest expense	(3,782,252)	(3,628,174)	(154,078)	4.2%
Exchange loss	(154,737)	(34,017)	(120,720)	354.9%
Income tax expense	962,688	1,022,512	(59,824)	-5.9%
Net income (loss) attributed to noncontrolling interest	(109,015)	3,841	(112,856)	-2938.2%
Net income (loss) attributed to Shiner	$(576,808)	$4,056,947	$(4,633,755)	-114.2%

Revenues

Revenues for the year ended December 31, 2015 decreased $24.8 million (or 24.5%), to $76.3 million, compared to $101.1 million in 2014. The decrease was primarily attributable to decreased revenues generated from sales in all five of our segments, but largely from our BOPP tobacco segment. During the year ended December 31, 2015, revenue from BOPP tobacco decreased $17.9 million (or 30.9%) to $40.1 million, down from $58.1 million; revenue from coated film decreased $4.4 million (or 14.2%) to $26.7 million, down from $31.1 million; revenue from color printing decreased $0.7 million (or 14.7%) to $3.9 million, down from $4.6 million; and revenue from advanced film decreased $1.6 million (or 23.4%) to $5.1 million, down from $6.7 million. During 2015, our domestic (China Mainland) sales decreased as a percentage of total sales from 88.6% in 2014 to 87.2% in 2015. The decrease in revenue for the year ended December 31, 2015, compared to the same period in 2014, was largely due to decrease in revenues during the 2015 first quarter as a direct result of the declining economic growth in China during that period. In addition, Chinese regulators have intensified supervision of consumer products resulting in an impact on consumer purchasing. During the fourth quarter of 2015, the Company also stopped accepting orders for product lines that were only marginally profitable which resulted in a reduction in revenue.

Cost of Goods Sold

For the year ended December 31, 2015, COGS decreased $25.6 million (or 30.0%), from $85.3 million in the 2014, to $59.7 million in 2015. COGS for the year ended December 31, 2015 and 2014 were 78.2% and 84.3% of our revenues, respectively. The decrease in COGS as a percentage of revenues for the year ended December 31, 2015, compared to the year ended December 31, 2014, was a result of lower raw material costs.

Gross Profit

Our gross profit for the year ended December 31, 2015 was $16.6 million, with a profit margin of 21.8%, a 6.2% increase from 15.7% for the year ended December 31, 2014. The increase in gross profit percentage was a result of lower raw material costs caused by the decline in oil prices worldwide.

Selling Expenses

For the year ended December 31, 2015, our selling expenses decreased by $0.3 million (or 5.9%) to $4.1 million, compared to $4.4 million in 2014. The decrease in selling expenses was mainly due to a decrease in logistics expenses.

General and Administrative (“G&A”) Expenses

For the year ended December 31, 2015, our G&A expenses increased by $4.6 million (or 65.9%) to $11.7 million, compared to $7.0 million in 2014. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The significant increase in G&A expenses is due to a write down of advances to suppliers in the fourth quarter of 2015.

Other Income, net

For the year ended December 31, 2015, other income decreased by $1.1 million (or 52.7%), to $1.0 million in 2015, compared to $2.1 million in 2014. The change in other income (expense) is mainly due to a decrease in subsidy income.

Interest Income

For the year ended December 31, 2015, interest income increased by $0.1 million (or 6.5%) to $2.3 million, compared to $2.2 million in the 2014 period. The net increase in interest income is primarily due to an increase in interest charged on other receivables in connection with loans to unrelated third parties. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%.

Interest Expense

For the year ended December 31, 2015, interest expense increased by $0.2 million (or 4.2%) to $3.8 million, compared to $3.6 million in 2014. The increase in interest expense is primarily due to the increase in the average amount of short-term and long-term loans outstanding throughout 2015, compared to 2014. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%.

Income Tax Expense

For the year ended December 31, 2015, we recorded a tax provision of $1.0 million, compared to $1.0 million in the 2014 period. Our effective tax rates for 2015 and 2014 were 348% and 20%, respectively. The effective rate in 2015 is much higher than the statutory rate due to losses incurred by some of our subsidiaries that we were not able to offset income generated by other subsidiaries for tax purposes. The effective rate in 2014 was lower than the statutory rate due to tax holidays enjoyed by some of our subsidiaries.

Net Income (Loss)

Due to the factors explained above, for the year ended December 31, 2015, we generated a net loss attributed to Shiner of $0.6 million, compared to net income attributed to Shiner of $4.1 million in 2014.

Foreign Currency Translation gain (loss)

Foreign currency translation loss for the year ended December 31, 2015 was $1.8 million, an increase of $1.6 million, compared to $0.2 million for the year ended December 31, 2014. The significant loss in 2015 was attributable to the significant decrease in the RMB-US exchange rate that occurred during the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2015, we had $0.8 million in cash and equivalents on hand, compared to $5.7 million at December 31, 2014. We had working capital deficit of $3.5 million at December 31, 2015, compared to $10.1 million at December 31, 2014. The primary reason for the decrease working capital deficit is the pay down of a long-term loan, currently in default that is classified as a current liability.

Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the year ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$(2,486,693)	$8,065,476
Net cash provided by (used in) investing activities	21,395,687	(38,621,126)
Net cash provided by (used in) financing activities	(23,797,816)	27,189,853
Effect of exchange rate changes on cash and equivalents	7,840	(59,818)
Net decrease in cash and equivalents	(4,880,982)	(3,425,615)
Cash and equivalents at beginning of period	5,710,373	9,135,988
Cash and equivalents at end of period	$829,391	$5,710,373

Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was $2.5 million, a decrease of $10.6 million, compared to cash provided by operating activities during the year ended December 31, 2014 of $8.1 million. The decrease in cash used in operating activities during the year ended December 31, 2015 was primarily attributable to the changes in working capital components, particularly the significant increase in inventory and other receivables, and an increase in accounts payable and unearned revenue in the 2015 period.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2015 was $21.4 million, an increase of $60.0 million, compared to cash used in investing activities of $38.6 million in 2014. During 2015, we received $35.9 million from the repayment of other receivables and issued $21.1 million in new receivables, compared to the issuance of $38.6 million of other receivables and receiving $8.9 million from the repayment of other receivables in 2014.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2015 was $23.8 million, a decrease of $51.0 million, compared to cash provided by financing activities of $27.2 million in 2014. During the 2015 period, we repaid $69.1 million of short-term loans and $8.8 million of long-term loans and borrowed an additional $53.5 million from short-term loans. During the 2014 period, we repaid $61.0 million of short-term loans and borrowed an additional $71.1 million from short-term loans and $19.5 million from long-term loans.

Assets

Our total assets as of December 31, 2015 were $91.5 million, a decrease of $37.7 million, compared to $129.1 million as of December 31, 2014. The decrease was primarily due to the decrease of other receivables, current, of $14.6 million, other non-current receivables of $7.3 million, restricted cash of $7.7 million, cash and equivalents of $4.9 million, advances to suppliers of $4.1 million and property and equipment of $3.8 million, offset by an increase in inventory of $2.0 million and an increase in accounts receivable of $2.4 million. The decrease in other receivables (both current and long-term) is due to the repayment of amounts loaned in 2014. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily expand our advances to unrelated third parties. The decrease in restricted cash is due to the lenders requirements to keep less cash in restricted accounts. The decrease in property and equipment is due to depreciation expense. The decrease in cash is due to the timing of collections of receivables and payment of payables. The decrease in advances to suppliers is due to us not placing as many orders of inventory. The increase in accounts receivable is due to the timing of the collection of customer balances. The increase in inventory is due to the decrease in inventory sold during the last quarter of 2015.

Liabilities

Our total liabilities as of December 31, 2015 were $57.3 million, a decrease of $35.8 million, compared $93.1 million as of December 31, 2014. The decrease from period to period was principally due to a decrease in long-term loans of $9.9 million and other payables of $8.3 million; a decrease in accounts payable of $1.9 million; and a decrease in short-term loans of $17.0 million; offset by an increase in unearned revenue of $1.3 million.

The decrease in long-term loans is due to our repayment of RMB40 million (approximately $6.4 million) of an RMB 120 million credit facility pursuant to a Trust Agreement between Hainan Shiner, our primary operating subsidiary, and Zhongrong International Trust Co., Ltd., or Zhongrong, on April 17, 2014. The credit facility bears interest at 7.35% per annum, is due on April 17, 2017 and is collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. We intend to meet our liquidity requirements under this Trust Agreement, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. Under the terms of the Trust Agreement, the proceeds of the funds borrowed were to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties who have provided no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. As such, Zhongrong has the right to declare a breach of the Trust Agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. We have not been able to obtain a waiver for the violation of the use of proceeds provision of the Trust Agreement, therefore the remaining amount due under this credit facility of RMB 80 million (approximately $12.3 million) is being shown as a current liability. If Zhongrong calls the loan due to the violation of the agreement, we will attempt to negotiate a waiver, or request additional time in order to collect the amounts due from unrelated third parties or to obtain other financing to repay the loan.

The decrease in other payables is due to a decrease in amounts due to two companies with which we are engaged in business. The decrease in short-term loans is due to the paid own of loans and not borrowing as much in additional loans in 2015. The decrease in accounts payable is due to the timing of payments to our vendors. The decrease in unearned revenue is due to shipping products to customers that had given us a deposit on their orders.

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at December 31, 2015) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of December 31, 2015, the outstanding balance under this credit facility was RMB 30 million or $4.6 million.

Except as set forth above, as at December 31, 2015, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2015 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$21,728,100	$-	$-	$-	$21,728,100
Long-term loans	12,328,000	4,623,000	-	-	16,951,000
Interest on loan obligations	1,597,561	670,334	-	-	2,267,895
Total	$35,653,661	$5,293,334	$-	$-	$40,946,995

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of Shiner’s internal control over financial reporting as of December 31, 2014, using the criteria established inInternal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

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

Yuet Ying	61

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

Jian Fu	50

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

Zhenhuan Yuan	47

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

During 2015, the board met 6 times and acted by unanimous consent 4 times. We had three standing committees in 2015 - an audit committee, a compensation committee and a nominating committee. Each of our directors attended at least 80% of the meetings of the board and meetings of the committees on which they served that were held in 2015 during the term of their service on the board and each committee. We strongly encourage our Board of Directors to attend our annual meeting of stockholders.

Committees of the Board

The table below provides 2015 membership and meeting information for each of the committees.

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

Nominating Committee

The Nominating Committee is responsible for, among other thing, assisting the board in identifying individuals qualified to become members of the board and executive officers, selecting, or recommending that the board select, director nominees for election as directors by the stockholders, developing and recommending to the Board a set of effective governance policies and procedures applicable to Shiner, and recommending to the board director nominees for each committee. Our Nominating Committee is comprised of an “independent” director within the meaning of the Exchange Act and the rules and regulations thereunder. The Nominating Committee acts under a written charter adopted by our Board of Directors (a copy of which may be viewed on the “Annual Meeting” page of our website located atwww.shinerinc.com/annualmeeting.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125).

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

Executive Officers

Our executive officers, in addition to Mr. Fu, are listed below:

Qingtao Xing	38

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

Xue Zhu Xu	53

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

Ming Biao Li	49

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

Code of Conduct

We have adopted a code of conduct that applies to our chief executive officer, chief financial officer and all of our other officers, employees and directors, a copy of which may be viewed on the “Corporate Governance” page of our website located atwww.shinerinc.com/inves_cg.html or a printed copy may be obtained by making a written request to Ms. Cindy Gong, Corporate Secretary of Shiner International, Inc., at 19/F, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, China 570125.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2014, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation of each of our named executives in 2015. Our named executives are: our chief executive officer and president, Mr. Qingtao Xing; our interim chief financial officer and corporate controller, Ms. XueZhu Xu; and our next two most highly compensated executive officers - our executive vice president of manufacturing, Mr. Jian Fu, and our chief operating officer, Mr. MingBao Li.

Change in
Pension
						Non-Equity	Value and
						Incentive	Nonqualified
			Stock	Option		Plan	Deferred	All Other
Name and		Salary	Awards	Awards	Bonus	Compensation	Compensation	Compensation
Principal Position	Year	($)*	($)	($)	($)*	($)	Earnings ($)	($)	Total ($)*
Qingtao Xing, President and Chief Executive Officer	2015 2014 2013	9166 9143 9054			36494 36494 36494				45660 45637 45548
Xuezhu Xu, Interim Chief Financial Officer and Corporate Controller	2015 2014 2013	8505 8478 8371			17089 17089 17089				25594 25567 25460
Jian Fu, Executive Vice President of Manufacturing	2015 2014 2013	8890 8812 8730			20980 20980 20980				29870 29792 29710
MingBiao Li, Chief Operating Officer	2015 2014 2013	8509 8461 8267			20443 20443 20443				28952 28904 28710

*

Each of the named executive officer were paid their salaries and bonuses in RMB and the amounts in the foregoing table represent the US dollar equivalent based on a conversion rate of $1= RMB 6.4936 and RMB 6.1190 at December 31, 2015 and 2014, respectively.

Narrative Disclosure to Summary Compensation Table

Compensation paid to our named executives in 2015 consisted solely of cash salary and bonus. However, in the future, our named executive officers may be eligible to receive other forms of compensation.

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

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2015.

Change in
Pension
Value and
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Jian Fu (1)	—	—	—	—	—	—	—
Yuet Ying (1)	—	—	—	—	—	—	—
Zhenhuan Yuan	20,000	—	—	—	—	—	20,000

Narrative to Director Compensation Table

Mr. Fu is executive officers of Shiner and did not receive any compensation for serving on our Board of Directors. Mr. Ying elected to forego any compensation for his board service for the 2015 fiscal year. The only non-executive director received a $5,000 quarterly cash retainer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 6, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Shiner International, Inc., 19th Floor, Didu Building, Pearl River Plaza, No. 2 North Longkun Road, Haikou, Hainan Province, 570125, People’s Republic of China.

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

_______________
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

On April 30, 2014, one of the Company's PRC subsidiaries, Hainan Modern Hi-Tech Industrial Co. Ltd., entered into a loan agreement with Rixin Hotel Management Co. Ltd., pursuant to which Hainan Modern loaned approximately $3,015,807 to Rixin, at a rate of 12%. At the time this transaction was entered into, Rixin was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new, subsidiary, Hainan Juneng, that is owned 70% by the Company and 30% by Rixin, thereby rendering Rixin a related party. The outstanding balance of the loan at December 31, 2015, was $3,015,807 and the loan is repayable in full on April 21, 2017. The Company in turn has a payable due to Rixin for cash advances during the 2014 period. The advances have no fixed repayment date and bear a 12% interest rate. There was an outstanding balance of $3,604,947 at December 31, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Related Fees

The following table sets forth fees billed to us by MJF & Associates, APC for professional services rendered for 2015 and 2014:

	2015	2014
Audit Fees	$72,500	$71,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$72,500	$71,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2015 and 2014, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by MJF & Associates, APC and by Goldman Kurland and Mohidin, LLP, respectively, in connection with statutory and regulatory filings or engagements for the relevant year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for years 2015 and 2014, respectively, for assurance and related services by MJF & Associates, APC and by Goldman Kurland and Mohidin LLP, respectively, that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” These amounts generally consist of fees for due diligence accounting consultation with respect to our agreed-upon procedure reports.

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

10.1

Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333- 148304), filed with the SEC on December 21, 2007).

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

10.10

Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner’s Quarterly Report on Form 10-Q (Commission File No. 001- 33960) filed with the SEC on November 15, 2010).

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

10.15

Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on January 14, 2011).

10.16

Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 16, 2011)

10.17

English Translation of Trust Contract on Stock Rights Usufruct, dated April 17, 2014, between Zhongrong International Trust Co., Ltd and Hainan Shiner Industrial Co., Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.18

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Jinhong Trading Co. (incorporated by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.19

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Modern Construction Engineering Co. (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.20

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Dingfeng Trading Co. (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.21

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Modern Hi-Tech Industrial Co., Ltd. and Rixin Hotel Management Co., Ltd. (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.22

English Translation of Trust Loan Contract, dated April 30, 2014, among Hainan Modern Hi-Tech Industrial Co., Ltd., Ping An Bank Co., Ltd. Haikou Branch, and Hainan Modern Meiju Investment Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________
* Filed herewith
** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2016.

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

Signature	Title	Date

/s/ Qingtao Xing	President and Chief Executive Officer	April 15, 2016
Qingtao Xing

/s/XueZhu Xu	Interim Chief Financial Officer	April 15, 2016
XueZhu Xu	(Chief Accounting Officer)

/s/ Yuet Ying	Chairman of the Board of Directors	April 15, 2016
Yuet Ying

/s/ Jian Fu	Director	April 15, 2016
Jian Fu

/s/ Zhenhuan Yuan	Director	April 15, 2016
Zhenhuan Yuan

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years	F-3
Ended December 31, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shiner International, Inc.

We have audited the accompanying consolidated balance sheet of Shiner International, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Shiner International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shiner International, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MJF & Associates
Los Angeles, California
April 14, 2016

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and equivalents	$829,391	$5,710,373
Restricted cash	219,605	7,972,290
Accounts receivable, net	10,051,326	7,656,456
Other receivables	5,959,283	20,563,087
Advances to suppliers	19,402,658	23,529,482
Notes receivable	341,843	35,794
Inventory, net	11,990,551	9,983,143
Prepaid expenses and other current assets	381,129	238,317

Total current assets	49,175,786	75,688,942

Property and equipment, net	22,018,192	25,872,633
Construction in progress	7,434,263	7,007,576
Advance for purchase of equipment	404,632	727,764
Other non-current receivables	11,485,998	18,797,707
Intangible assets, net	973,372	1,051,243

TOTAL ASSETS	$91,492,243	$129,145,865

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,032,147	$8,968,199
Other payables	9,890,606	18,177,999
Unearned revenue	1,610,508	272,135
Accrued payroll	110,477	139,274
Short-term loans	21,728,100	38,744,022
Long-term loan, currently in default	12,328,000	19,524,000

Total current liabilities	52,699,838	85,825,629

Long-term loans	4,623,000	7,321,500

Total liabilities	57,322,838	93,147,129

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	4,849,974	6,611,234
Statutory reserve	4,247,524	4,085,752
Retained earnings	10,490,793	11,229,373

Total Shiner stockholders' equity	33,894,314	36,232,382

Noncontrolling interest	275,091	(233,646)

Total equity	34,169,405	35,998,736

TOTAL LIABILITIES AND EQUITY	$91,492,243	$129,145,865

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net revenue	$76,331,519	$101,117,821
Cost of goods sold	59,694,988	85,284,144
Gross profit	16,636,531	15,833,677

Operating expenses:
Selling	4,096,456	4,355,567
General and administrative	11,654,538	7,025,634
Total operating expenses	15,750,994	11,381,201

Income from operations	885,537	4,452,476

Non-operating income (expense):
Other income, net	994,041	2,100,948
Interest income	2,334,276	2,192,067
Interest expense	(3,782,252)	(3,628,174)
Exchange loss	(154,737)	(34,017)
Total non-operating income (expense)	(608,672)	630,824

Income before income tax	276,865	5,083,300

Income tax expense	962,688	1,022,512

Net income (loss)	(685,823)	4,060,788
Net income (loss) attributed to noncontrolling interest	(109,015)	3,841
Net income (loss) attributed to Shiner	$(576,808)	$4,056,947

Comprehensive income (loss):
Net income	$(685,823)	$4,060,788
Foreign currency translation loss	(1,778,038)	(197,740)
Comprehensive income (loss)	$(2,463,861)	$3,863,048

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Earnings per share attributed to Shiner common stockholders:
Basic	$(0.02)	$0.15
Diluted	$(0.02)	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional		Other			Total
	Common Stock		Paid-in	Treasury	Comprehensive	Statutory	Retained	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Income	Reserve	Earnings	Equity	Interest	Equity
Balance, December 31, 2013	27,603,336	$27,603	$14,336,456	$(58,036)	$6,810,734	$3,644,905	$7,613,273	$32,374,935	$(288,057)	32,086,878
Contribution by non-controlling interest	-	-	-	-	-	-	-	-	48,810	48,810
Foreign currency translation loss	-	-	-	-	(199,500)	-	-	(199,500)	1,760	(197,740)
Net income	-	-	-	-	-	-	4,056,947	4,056,947	3,841	4,060,788
Transfer from statutory reserve	-	-	-	-	-	440,847	(440,847)	-	-	-
Balance, December 31, 2014	27,603,336	27,603	14,336,456	$(58,036)	6,611,234	4,085,752	11,229,373	36,232,382	(233,646)	35,998,736
Contribution by non-controlling interest	-	-	-	-	-	-	-	-	634,530	634,530
Foreign currency translation loss	-	-	-	-	(1,761,260)	-	-	(1,761,260)	(16,778)	(1,778,038)
Net income	-	-	-	-	-	-	(576,808)	(576,808)	(109,015)	(685,823)
Transfer from statutory reserve	-	-	-	-	-	161,772	(161,772)	-	-	-
Balance, December 31, 2015	27,603,336	$27,603	$14,336,456	$(58,036)	$4,849,974	$4,247,524	$10,490,793	$33,894,314	$275,091 $	34,169,405

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(685,823)	$4,060,788
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,174,300	4,090,837
Amortization	23,245	23,549
Gain on sale and write off of assets
Change in working capital components:
Accounts receivable	(2,917,069)	2,694,465
Other receivables	699,231	1,907,256
Inventory	(2,640,930)	572,600
Notes receivable	(320,930)	612,951
Advances to suppliers	3,090,585	2,762,178
Other assets	(71,964)	83,340
Accounts payable	(1,596,316)	(2,962,077)
Unearned revenue	1,385,563	(4,265,083)
Other payables	(2,604,244)	(1,533,041)
Accrued payroll	(22,341)	17,713
Net cash provided by (used in) operating activities	(2,486,693)	8,065,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(1,115,894)	(3,337,756)
Increase (decrease) in restricted cash	7,640,522	(5,582,245)
Issuance of other receivables	(21,075,510)	(38,576,072)
Payment on other receivable	35,946,569	8,874,947
Net cash provided by (used in) investing activities	21,395,687	(38,621,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(69,060,994)	(61,022,677)
Proceeds from short-term loans	53,461,648	71,080,220
Repayment of long-term loans	(8,833,000)	(2,440,500)
Proceeds from long-term loans	-	19,524,000
Contribution by non-controlling interest	634,530	48,810
Net cash provided by (used in) financing activities	(23,797,816)	27,189,853

Effect of exchange rate changes on cash and equivalents	7,840	(59,818)

NET DECREASE IN CASH AND EQUIVALENTS	(4,880,982)	(3,425,615)

CASH AND EQUIVALENTS, BEGINNING BALANCE	5,710,373	9,135,988

CASH AND EQUIVALENTS, ENDING BALANCE	$829,391	$5,710,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,502,103	$4,116,273
Income taxes paid	$-	$172,462

The accompanying notes are an integral part of these consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The Company has historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 the Company decided to temporarily expand its advances to unrelated third parties. On April 17, 2014, Hainan Shiner, the Company’s primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties (See Note 3). The business purpose for these loans was for the Company to make the spread between the amount of interest it pays on the credit facility and the amount of interest it can charge. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The Company does not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary.

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
DECEMBER 31, 2015 AND 2014

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng, originally owned 70% by Hainan Shiner and 30% by an unrelated third party. During the quarter ended March 31, 2015 another unrelated third party purchased additional stock from Hainan for RMB 3,900,000 ($634,530). As of December 31, 2015, the Company owns 50% of Hainan Juneng and two other parties own the remaining 50%. The 50% owned by the third parties is presented as noncontrolling interest.

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
DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015 and 2014, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 17, 2014, Hainan Shiner drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. During the year ended December 31, 2015, the Company repaid RMB 40 million (approximately $6.4 million) of this credit facility. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. The Company has not obtained a waiver from the lender for such use of proceeds and the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner. Furthermore, if the borrowers are unable to fulfill their obligations under the Company’s loans to them and their guarantees fail, the Company will be obligated to repay the credit facility in its entirety. If the Company is unable to repay this debt in full by the due date it could lose control of Hainan Shiner, certain buildings and land use rights. Finally, the Company’s inability to obtain a waiver for the violation of the loan agreement resulted in the amount due under this credit facility being shown as a current liability. If the lender calls the loan due to the violation of the trust agreement, the Company will attempt to negotiate a waiver from the current lender or request additional time to repay the loan to allow the Company time to collect the amounts due from the unrelated third parties, or to obtain other financing to repay this lender.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of $1,845,038 and $1,576,952 at December 31, 2015 and 2014, respectively.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Construction in Progress and Government Grants

Construction in progress (“CIP”) mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at December 31, 2015 and 2014 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At December 31, 2015 and 2014 respectively, RMB17.8 million ($2.8 million based on the exchange rate at December 31, 2015) and RMB20.8 million ($3.4 million based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2015 and 2014, the Company amortized $467,346 and $469,965, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At December 31, 2015 and 2014, respectively, RMB8.6 million ($1.3 million based on the exchange rate at December 31, 2015) and RMB10.0 million ($1.6 million based on the exchange rate at December 31, 2014) was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the years ended December 31, 2015 and 2014, the Company amortized $224,840 and $227,780, respectively, into “Other income.”

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At December 31, 2015 and 2014, the grant was recorded in “Other payables” on the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis being used to depreciate the asset.

A rollfoward of the CIP from December 31, 2013 to December 31, 2015 is below:

CIP at December 31, 2013	$6,251,585
Transfers to property and equipment	(820,347)
Additions during 2014	1,614,528
Foreign currency translation	(38,190)
CIP at December 31, 2014	7,007,576
Transfers to property and equipment	-
Additions during 2015	830,589
Foreign currency translation	(403,902)
CIP at December 31, 2015	$7,434,263

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2015 and 2014, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets, net

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at December 31, 2015 and 2014.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of December 31, 2015 and 2014, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Sales returns and allowances was $0 for the years ended December 31, 2015 and 2014. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the years ended December 31, 2015 and 2014 consists primarily of subsidy income received from Chinese Government Agencies for developing technology and research and development. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for 2015 and 2014 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the years ended December 31, 2015 and 2014 were $2,587,262 and $3,159,619, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of December 31, 2015 and 2014.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of December 31, 2015 and 2014 with weighted-average exercise prices of $0.80. All options were excluded from the diluted loss per share for 2015 due to the anti-dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the years ended December 31, 2015 and 2014:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	Years Ended December 31,
	2015		2014
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	27,541,491	$(0.02)	27,541,491	$0.15
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings (loss) per share	27,541,491	$(0.02)	27,541,491	$0.15

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $4,849,974 and $6,611,234 at December 31, 2015 and 2014, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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
DECEMBER 31, 2015 AND 2014

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Other Receivables

Other receivables at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Due from various unrelated customers, non-interest bearing and due upon demand	$511,649	$1,289,628
Due April 30, 2015 from Hainan Jinhong, an unrelated third party, with interest at 5%	-	4,335,598
Due April 30, 2015 from Hainan Modern Construction Company, an unrelated third party, with interest at 10%	-	7,990,197
Due April 30, 2015 from Dingfeng, an unrelated third party, with interest at 5%	-	6,947,664
Due April 21, 2017 from Rixin Hotel Management, an unrelated third party, with interest at 12%*	2,825,578	3,015,807
Due April 21, 2017 from Xiandai Meiju, an unrelated third party, with interest at 16%	8,660,420	15,781,900
Due May 1, 2016 from Hainan Dingfeng Trading Co., an unrelated third party, with interest at 0%	1,232,800	-
Due May 1, 2016 from Hainan Jinhong, an unrelated third party, with interest at 0%	339,020	-
Due April 30, 2016 from Rixin Hotel Management, a related party, with interest at 0%	3,875,814	-
Total other receivables	17,445,281	39,360,794
Current portion	5,959,283	20,563,087
Non-current portion	$11,485,998	$18,797,707

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

Note 4 – Inventory, net

Inventory at December 31, 2015 and 2014 consisted of the following:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	2015	2014
Raw Material	$4,831,858	$3,544,464
Work in process	1,473,871	1,220,588
Finished goods	6,333,103	5,968,467
Total Inventory	12,638,832	10,733,519
Less: Obsolescence reserve	(648,281)	(750,376)
Inventory, net	$11,990,551	$9,983,143

Note 5 – Property and Equipment, net

Property and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Operating equipment	$25,030,991	$25,856,799
Vehicles	655,413	691,990
Office equipment	144,376	146,193
Buildings	12,041,660	12,700,884
Total property and equipment	37,872,440	39,395,866
Less accumulated depreciation	(15,854,248)	(13,523,233)
Property and equipment, net	$22,018,192	$25,872,633

Note 6 - Intangible Assets

Intangible assets at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Right to use land	$1,129,970	$1,193,031
Less: Accumulated amortization	(156,598)	(141,788)
Intangible assets, net	$973,372	$1,051,243

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizing such rights over the period the Company has use of the land, which range from 54 to 57 years.

Amortization of intangible assets is as follows, by years from December 31, 2015:

Year ending December 31,
2016	$22,599
2017	22,599
2018	22,599
2019	22,599
2020	22,599
Thereafter	860,377
$973,372

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 7 – Other Payables

Other payables at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Government grant for Shi Zi Ling workshop	$2,765,325	$3,393,109
Government grant for structure and equipment	1,330,397	1,632,423
Government grant for expansion and equipment	275,069	290,420
Taxes Payable	1,954,864	1,985,966
Due to Rixin Hotel Management	3,071,629	3,243,050
Due to Hainan Dingfeng	-	5,126,991
Miscellaneous payables	493,322	2,506,040
	$9,890,606	$18,177,999

The $2,765,325, $1,330,397 and $275,069 payables at December 31, 2015 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Short-term Loans

Short-term loans at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Due February 14, 2015 with interest of 4.5%	$-	$332,766
Due February 20, 2015 with interest of 4.5%	-	56,635
Due March 8, 2015 with interest of 4.5%	-	499,998
Due March 28, 2015, with interest of 6.6%	-	1,627,000
Due March 28, 2015, with interest of 6.6%	-	3,254,000
Due April 28, 2015 with interest of 6.6%	-	3,254,000
Due April 30, 2015 with interest of 6.72%	-	2,928,600
Due May 30, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.6%	-	1,627,000
Due June 25, 2015 with interest of 6.16%	-	1,545,650
Due June 30, 2015 with interest of 6.16%	-	1,301,600
Due August 28, 2015 with interest of 7.2%	-	3,254,000
Due November 25, 2015 with interest of 6.72%	-	813,500
Due November 28, 2015 with interest of 6.72%	-	3,254,000
Due December 17, 2015 with interest of 6.2%	-	4,067,500
Due December 19, 2015 with interest of 6.2%	-	2,440,500
Due December 22, 2015 with interest of 5.6%	-	2,928,600
Due February 10, 2016 with interest of 6.2%	770,500	-
Due February 15, 2016 with interest of 6.7%	3,082,000	-
Due March 9, 2016 with interest of 5.8%	1,463,950	-
Due March 13, 2016 with interest of 5.9%	770,500	-
Due March 19, 2016 with interest of 5.9%	2,311,500	-
Due April 10, 2016 with interest of 5.9%	3,082,000	-
Due May 20, 2016 with interest of 5.9%	1,541,000	-
Due June 8, 2016 with interest of 5.9%	1,541,000	-
Due June 8, 2016 with interest of 5.9%	1,541,000	-
Due June 17, 2016 with interest of 5.9%	1,541,000	-
Due June 20, 2016 with interest of 5.4%	2,234,450
Due June 28, 2016 with interest of 5.4%	924,600
Various bank acceptance bills payable on various dates through March 27, 2016	924,600	3,931,673
	$21,728,100	$38,744,022

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

Long-term loans at December 31, 2015 and 2014 consisted of the following:

	2015	2014

Due January 24, 2018, with interest of 6.60%	$4,623,000	$7,321,500
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	12,328,000	19,524,000
	16,951,000	26,845,500
Long-term loans, currently in default	(12,328,000)	(19,524,000)
Long-term loans	$4,623,000	$7,321,500

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary. Aggregate future maturities of long-term loans at December 31, 2015 are as follows:

Year ending December 31,
2016	$-
2017	12,328,000
2018	4,623,000
$16,951,000

The weighted average interest rate on long-term loans is 7.15% ..

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

As of December 31, 2015, the outstanding balance under this credit facility was RMB30 million or $4.6 million.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). During the year ended December 31, 2015, some of the loans made to unrelated third parties were repaid. The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at December 31, 2015 and 2014, the Company is in compliance with all its obligations under the foregoing loan commitments. During the year ended December 31, 2015, the Company repaid approximately $7.2 million of this credit facility.

Note 10 - Stock Options and Warrants

Stock Options

The following is a summary of the Company’s stock option activity for the years ended December 31, 2015 and 2014:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2013	90,000	$0.95	$-
Granted	-
Canceled/ Expired	(30,000)	1.25
Exercised	-
Outstanding at December 31, 2014	60,000	$0.80	$-
Granted	-
Canceled/ Expired	-
Exercised	-
Outstanding at December 31, 2015	60,000	$0.80	$-
Exercisable at December 31, 2015	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of December 31, 2015, are as follows:

Options Outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2015	Price	(Years)
$0.80	60,000	$0.80	0.94
60,000

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The number and weighted average exercise prices of all options exercisable as of December 31, 2015, are as follows:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding	Exercise	Contractual Life
Exercise Price	December 31, 2015	Price	(Years)
$0.80	60,000	$0.80	0.94
60,000

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

Income tax expense reflected in the consolidated statements of operations and other comprehensive loss consist of the following for 2015 and 2014:

	2015	2014
Current expense:
Federal	$-	$-
State	-	-
Foreign	962,688	1,022,512
	962,688	1,022,512
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$962,688	$1,022,512

The components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss	$674,000	$630,000
Total deferred tax assets	674,000	630,000
Less valuation allowance	(674,000)	(630,000)
	$-	$-

A reconciliation of tax at US federal statutory rate to provision for income tax recorded in the financial statements for 2015 and 2014 is as follows:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	2015	2014
Tax provision (benefit) at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US and Chinese current NOL for which no benefit is realized	323%	(12)%
Effect of tax holiday	0%	7%
Effective rate	348%	20%

If the Company had not been exempt from income taxes due to operating in a privileged economic zone, for 2014 net income would have been decreased by $363,000. The net effect on EPS had income tax been applied at the regular rates would have been $0.01.

Foreign pretax income (loss) approximated $(557,509) and $4,157,000 for 2015 and 2014, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2015, $15,871,000 of accumulated undistributed earnings of non-US subsidiaries was indefinitely invested. At the existing US federal income tax rate, additional taxes of $2,608,000 would have to be provided if such earnings were remitted currently.

Note 12 - Employee Welfare Plans

The expense for employee common welfare was $90,141 and $107,344 for the years ended December 31, 2015 and 2014, respectively.

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

The Company appropriated $161,772 and $440,847 as reserve for the statutory surplus reserve and statutory common welfare fund for the years ended December 31, 2015 and 2014, respectively.

Note 14 - Current Vulnerability Due to Certain Concentrations

There were no customers that exceeded 10% of the Company’s sales for either year ended December 31, 2015 or 2014.

One vendor provided 11% of the Company’s raw material purchases for the year ended December 31, 2015. One vendor provided 11% of the Company’s raw material purchases for the year ended December 31, 2014. At December 31, 2015 and 2014, the Company owed this vendor $0 and $0, respectively.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 13 – Commitments and Contingencies

At December 31, 2015, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $2,332,186.

Note 15 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better.

The following tables summarize the Company’s segment information for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Revenues from unrelated entities
Tobacco film	$40,116,262	$58,090,157
Water-based latex	463,833	632,053
Coated film	26,698,220	31,100,464
Color printing	3,945,283	4,625,718
Advanced film	5,107,921	6,669,429
	$76,331,519	$101,117,821

Intersegment revenues
Tobacco film	$2,581,689	$1,184,944
Water-based latex	42,827	43,387
Coated film	1,718,168	679,784
Color printing	253,899	101,108
Advanced film	328,721	145,778
	$4,925,304	$2,155,001

Total revenues
Tobacco film	$42,697,951	$59,275,101
Water-based latex	506,660	675,440
Coated film	28,416,388	31,780,248
Color printing	4,199,182	4,726,826
Advanced film	5,436,642	6,815,207
Less Intersegment revenues	(4,925,304)	(2,155,001)
	$76,331,519	$101,117,821

Income (loss) from operations
Tobacco film	$3,576,842	$5,135,083
Water-based latex	147,209	201,360
Coated film	(1,537,022)	191,081

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Color printing	(885,096)	(695,747)
Advanced film	(218,401)	(213,317)
Holding Company	(197,995)	(165,984)
	$885,537	$4,452,476

Interest income
Tobacco film	$1,188,682	$1,181,676
Water-based latex	13,744	13,777
Coated film	791,094	677,909
Color printing	116,903	100,829
Advanced film	151,353	145,376
Holding Company	72,500	72,500
	$2,334,276	$2,192,067

Interest expense
Tobacco film	$2,286,746	$2,193,336
Water-based latex	23,787	22,815
Coated film	907,049	869,997
Color printing	183,522	176,026
Advanced film	383,967	368,283
Holding Company	(2,819)	(2,283)
	$3,782,252	$3,628,174

Income tax expense
Tobacco film	$482,481	$545,455
Water-based latex	-	-
Coated film	403,088	392,818
Color printing	-	-
Advanced film	77,119	84,239
Holding Company	-	-
	$962,688	$1,022,512

Net income (loss)
Tobacco film	$2,453,278	$3,235,489
Water-based latex	137,166	189,526
Coated film	(1,674,283)	1,668,979
Color printing	(951,716)	(791,407)
Advanced film	(455,092)	(78,098)
Holding Company	(195,176)	(163,701)
	$(685,823)	$4,060,788

Provision for depreciation
Tobacco film	$1,907,807	$2,462,726
Water-based latex	36,301	40,097
Coated film	756,741	976,852
Color printing	153,111	197,646
Advanced film	320,340	413,516
Holding Company	-	-
	$3,174,300	$4,090,837

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

	As of	As of
	December 31,	December 31,
Total Assets	2015	2014
Tobacco film	$48,472,654	$71,293,886
Water-based latex	657,568	657,568
Coated film	19,226,916	28,279,069
Color printing	3,890,165	5,721,679
Advanced film	8,139,035	11,970,944
Holding Company	11,105,905	11,222,719
	$91,492,243	$129,145,865

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
Geographical Areas	2015	2014
Chinese Mainland	$66,554,075	$89,634,221
Asia (outside Mainland China)	4,658,546	5,514,238
Australia	2,764,349	3,569,645
North America	1,201,851	896,518
Middle East	641,039	449,136
Europe	347,563	938,884
South America	164,096	115,179
	$76,331,519	$101,117,821

EXHIBIT INDEX

Exhibit	Description of Exhibit

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

10.1

Registration Rights Agreement, dated as of September 30, 2007, between Shiner and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of Shiner’s Registration Statement on Form SB-2 (Commission File No. 333- 148304), filed with the SEC on December 21, 2007).

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

10.10

Credit Facility between Hainan Shiner Industrial Co., Ltd. and the Hainan Branch of the Bank of China, dated June 29, 2010 (incorporated by reference to Exhibit 10.10 of Shiner’s Quarterly Report on Form 10-Q (Commission File No. 001- 33960) filed with the SEC on November 15, 2010).

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

10.15

Amendment to Securities Purchase Agreement, dated as of January 10, 2011, between the Company and the Investors thereto (incorporated by reference to Exhibit 10.15 of Shiner’s Current Report on Form 8-K (Commission File No. 001- 33960) filed with the SEC on January 14, 2011).

10.16

Share Transfer Agreement, dated as of May 2, 2011, by and between Fu Zhiyong and Shiner International, Inc. (incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 16, 2011)

10.17

English Translation of Trust Contract on Stock Rights Usufruct, dated April 17, 2014, between Zhongrong International Trust Co., Ltd. and Hainan Shiner Industrial Co., Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.18

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Jinhong Trading Co. (incorporated by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.19

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Modern Construction Engineering Co. (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.20

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Shiny-Day Color Printing Packaging Co., Ltd. and Hainan Dingfeng Trading Co. (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.21

English Translation of Loan Agreement, dated April 30, 2014, between Hainan Modern Hi-Tech Industrial Co., Ltd. and Rixin Hotel Management Co., Ltd. (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

10.22

English Translation of Trust Loan Contract, dated April 30, 2014, among Hainan Modern Hi-Tech Industrial Co., Ltd., Ping An Bank Co., Ltd. Haikou Branch, and Hainan Modern Meiju Investment Co., Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K (Commission File No. 001- 33960) filed with the SEC on April 20, 2015).

21	List of Subsidiaries

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________________
* Filed herewith
** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.