Form 10-Q
period 2016-03-31
Shiner International, Inc.
filed 2016-05-27
CIK 1369774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,541,491

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$1,973,999	$829,391
Restricted cash	59,476	219,605
Accounts receivable, net	10,302,421	10,051,326
Other receivables	4,131,862	5,959,283
Advances to suppliers	19,340,553	19,402,658
Notes receivable	232,650	341,843
Inventory, net	9,871,137	11,990,551
Prepaid expenses and other current assets	607,384	381,129

Total current assets	46,519,482	49,175,786

Property and equipment, net	22,378,788	22,018,192
Construction in progress	7,814,302	7,434,263
Advance for purchase of equipment	575,944	404,632
Other non-current receivables	5,041,163	11,485,998
Intangible assets, net	974,076	973,372

TOTAL ASSETS	$83,303,755	$91,492,243

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,106,315	$7,032,147
Other payables	9,609,848	9,890,606
Unearned revenue	2,104,162	1,610,508
Accrued payroll	133,752	110,477
Short-term loans	17,603,316	21,728,100
Long-term loan, currently in default	6,204,000	12,328,000

Total current liabilities	44,761,393	52,699,838

Long-term loans	4,653,000	4,623,000

Total liabilities	49,414,393	57,322,838

Commitments and contingencies

EQUITY:
Shiner stockholders' equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 27,603,336 shares issued and 27,541,491 shares outstanding	27,603	27,603
Additional paid-in capital	14,336,456	14,336,456
Treasury stock (61,845 shares)	(58,036)	(58,036)
Other comprehensive income	5,134,011	4,849,974
Statutory reserve	4,322,533	4,247,524
Retained earnings	9,913,513	10,490,793

Total Shiner stockholders' equity	33,676,080	33,894,314

Noncontrolling interest	213,282	275,091

Total equity	33,889,362	34,169,405

TOTAL LIABILITIES AND EQUITY	$83,303,755	$91,492,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(unaudited)

	2016	2015

Net revenue	$12,305,719	$13,806,856
Cost of goods sold	10,360,581	11,479,169
Gross profit	1,945,138	2,327,687

Operating expenses:
Selling	445,100	1,045,384
General and administrative	1,897,733	1,759,842
Total operating expenses	2,342,833	2,805,226

Loss from operations	(397,695)	(477,539)

Non-operating income (expense):
Other income, net	106,149	201,857
Interest income	432,828	733,954
Interest expense	(590,179)	(1,252,610)
Exchange loss	(12,414)	2,108
Total non-operating income (expense)	(63,616)	(314,691)

Income before income tax	(461,311)	(792,230)

Income tax expense	103,653	62,609

Net loss	(564,964)	(854,839)
Net loss attributed to noncontrolling interest	(62,693)	(20,912)
Net loss attributed to Shiner	$(502,271)	$(833,927)

Comprehensive loss:
Net loss	$(564,964)	$(854,839)
Foreign currency translation gain	284,921	154,264
Comprehensive loss	$(280,043)	$(700,575)

Weighted average shares outstanding :
Basic	27,541,491	27,541,491
Diluted	27,541,491	27,541,491

Loss per share attributed to Shiner common stockholders:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,964)	$(854,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	244,608	999,346
Amortization	5,533	5,887
Gain on sale and write off of assets
Change in working capital components:
Accounts receivable	(183,235)	633,558
Other receivables	180,374	503,670
Inventory	1,909,702	(952,145)
Notes receivable	109,831	(143,176)
Advances to suppliers	185,348	(2,304,993)
Other assets	(153,607)	48,788
Accounts payable	2,000,032	232,382
Unearned revenue	476,350	(269,410)
Other payables	(338,997)	(382,201)
Accrued payroll	22,239	(21,857)
Net cash provided by (used in) operating activities	3,893,214	(2,504,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(952,619)	(88,446)
Decrease in restricted cash	159,263	6,706,123
Issuance of other receivables	(688,065)	(1,885,225)
Payment on other receivable	8,705,305	7,831,113
Net cash provided by investing activities	7,223,884	12,563,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans	(9,174,000)	(19,219,656)
Proceeds from short-term loans	4,968,724	21,720,765
Repayment of long-term loans	(6,116,000)	(6,508,000)
Contribution by non-controlling interest		634,530
Net cash provided by (used in) financing activities	(10,321,276)	(3,372,361)

Effect of exchange rate changes on cash and equivalents	348,786	53,348

NET INCREASE IN CASH AND EQUIVALENTS	1,144,608	6,739,562

CASH AND EQUIVALENTS, BEGINNING BALANCE	829,391	5,710,373

CASH AND EQUIVALENTS, ENDING BALANCE	$1,973,999	$12,449,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$590,179	$1,210,039
Income taxes paid	$19,089	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Shiner International, Inc. (the “Company” or “Shiner”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

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

In the fourth quarter of 2014, the Company set up a new subsidiary, Hainan Juneng, originally owned 70% by Hainan Shiner and 30% by an unrelated third party. During the quarter ended March 31, 2015 another unrelated third party purchased additional stock from Hainan for RMB 3,900,000 ($634,530). As of March 31, 2016, the Company owns 50% of Hainan Juneng and two other parties own the remaining 50%. The 50% owned by the third parties is presented as noncontrolling interest.

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

Note 2 - Summary of Significant Accounting Policies

Going Concern

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2016 and December 31, 2015, the Company was in violation of certain loan covenants which required the entire loan amount to be shown as a current liability. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 17, 2014, Hainan Shiner drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, buildings and land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company repaid RMB 40 million, and RMB 40 million, respectively, (approximately $6.1 million and $6.4 million) of this credit facility. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, the Company loaned the entire proceeds of the credit facility to unrelated third parties. Such parties have not provided the Company with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. The use of the proceeds from the credit facility to provide such loans constitutes a breach under the credit facility agreement. The Company has not obtained a waiver from the lender for such use of proceeds and the lender has the right to declare a breach of the trust agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner. Furthermore, if the borrowers are unable to fulfill their obligations under the Company’s loans to them and their guarantees fail, the Company will be obligated to repay the credit facility in its entirety. If the Company is unable to repay this debt in full by the due date it could lose control of Hainan Shiner, certain buildings and land use rights. Finally, the Company’s inability to obtain a waiver for the violation of the loan agreement resulted in the amount due under this credit facility being shown as a current liability. If the lender calls the loan due to the violation of the trust agreement, the Company will attempt to negotiate a waiver from the current lender or request additional time to repay the loan to allow the Company time to collect the amounts due from the unrelated third parties, or to obtain other financing to repay this lender.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Based on historical collection activity, the Company had allowances of 2,078,605 and $1,845,038 at March 31, 2016 and December 31, 2015, respectively.

Other Receivables

Other receivables consist of amounts due from customers that are non-interest bearing and payable ranging from on demand to up to one year and amounts due from other unrelated third parties that bear interest and have specific repayment dates (See Note 3).

Advances to Suppliers

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

Construction in Progress and Government Grants

Construction in progress mainly consists of amounts expended to build a manufacturing workshop in Hainan, including a product line for a BOPP tobacco line. The costs incurred and capitalized as construction in progress at March 31, 2016 and December 31, 2015 include facility and equipment. Once the project is completed, it will be transferred from “Construction in progress” to “Property and equipment.” The total cost of the new Hainan manufacturing workshop and the BOPP tobacco line is expected to be $25.1 million. The first phase of the project was completed during 2010.

In October 2009, the Company received a government grant for the above project of RMB29.1 million (or $4.3 million based on the exchange rate at December 31, 2009) from the Hainan Province Finance Bureau (“HPFB”). The Company is required to provide detailed expenses of the construction project to the HPFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2016 and December 31, 2015 respectively, RMB17.2 million ($2.7 million based on the exchange rate at March 31, 2016) and RMB17.8 million ($2.8 million based on the exchange rate at December 31, 2015) was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2016 and 2015, the Company amortized $111,235 and $118,364, respectively, into “Other income.”

In December 2011, the Company received a government grant of RMB14.0 million (or $2.2 million (audited) based on the exchange rate as of December 31, 2011) from the Haikou Finance Bureau (“HFB”) for the adjustment and expansion of our operations and related capital expenditures for construction and equipment purchases. The Company is required to provide detailed expenses of the construction project to HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2016 and December 31, 2015, respectively, RMB8.3 million ($1.3 million based on the exchange rate at March 31, 2016) and RMB8.6 million ($1.3 million (audited) based on the exchange rate at December 31, 2015) was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). The government grant is being amortized into other income over the useful life of the asset on the same basis used to depreciate the asset. For the three months ended March 31, 2016 and 2015, the Company amortized $53,515 and $56,945, respectively, into “Other income.”

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

In January 2012, the Company received a government grant of RMB1.8 million (or $0.3 million based on the exchange rate as of January 31, 2012) from the HFB for the adjustment and expansion of our operation and related capital expenditures for construction and equipment purchase. The Company is required to provide detailed expenses of the construction project to the HFB. At the end of the project, the government will determine if the funds were used in accordance with the grant. At March 31, 2016 and December 31, 2015, the grant was recorded as “Other payables” in the accompanying consolidated financial statements (Note 7). If the government determines the funds were used for their intended purpose, the government grant is then amortized into “Other income” over the useful life of the asset on the same basis to be used to depreciate the asset.

A rollforward of the construction in progress (“CIP”) from December 31, 2015 to March 31, 2016 is below:

CIP at December 31, 2015	$7,434,263
Transfers to property and equipment	-
Additions during 2016	327,089
Foreign currency translation	52,950
CIP at March 31, 2016	$7,814,302

Long-Lived Assets

The Company applies FASB ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the FV of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that FVs are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2016 and December 31, 2015, respectively, there was no significant impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of rights to use three plots of land in Haikou City granted by the Municipal Administration of China for state-owned land. For two of these plots, the Company’s rights run through January 2059 and, for the third, through October 2060. The Company also acquired a patent with the acquisition of Shimmer Sun that is being amortized over 10 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. No impairment adjustment was required at March 31, 2016 or December 31, 2015.

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
MARCH 31, 2016
(Unaudited)

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging.” As of March 31, 2016 and December 31, 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

There were no sales returns and allowances for the three months ended March 31, 2016 and 2015. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Other Income

The Company recognizes other income in the period it has earned the revenue and collectability is reasonably assured. Other income for the three months ended March 31, 2016 and 2015 consists primarily of subsidy income received from Chinese Government Agencies for developing technology, research and development and constructing certain buildings and production lines. The Company must manage the funds according to government requirements. The Company recognizes the income over the useful life of the asset for which the subsidy was received.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the three months ended March 31, 2016 and 2015 were not significant.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D costs included in general and administrative expenses for the three months ended March 31, 2016 and 2015 were $463,998 and $752,967, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the consolidated statement of operations and other comprehensive income the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 60,000 options outstanding as of March 31, 2016 and December 31, 2015.

Income Taxes

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 60,000 options and 0 warrants outstanding as of March 31, 2016 with weighted-average exercise price of $0.80. There were 60,000 options and 0 warrants outstanding as of March 31, 2015 with weighted-average exercise prices of $0.80. All options and warrants were excluded from the diluted loss per share for 2016 and 2015 due to the dilutive effect. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic loss per share	27,541,491	$(0.02)	27,541,491	$(0.03)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted loss per share	27,541,491	$(0.02)	27,541,491	$(0.03)

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. Translation gains of $5,134,011 and $4,849,974 at March 31, 2016 and December 31, 2015, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Segment Reporting

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has five reportable segments (See Note 15).

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 did not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 did not expected to have a material effect on the Company’s consolidated financial statements.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

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

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Other Receivables

Other receivables at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
		(Audited)
Due from various unrelated customers, non-interest bearing and due upon demand	$262,100	$511,649

Due April 21, 2017 from Rixin Hotel Management, an unrelated third party, with interest at 12%(1)	2,780,840	2,825,578

Due April 21, 2017 from Xiandai Meiju, an unrelated third party, with interest at 16%	2,260,324	8,660,420

Due May 1, 2016 to September 1, 2016 from Hainan Dingfeng Trading Co., an unrelated third party, with interest at 0% (2)	1,938,766	1,232,800

Due May 1, 2016 from Hainan Jinhong, an unrelated third party, with interest at 0% (2)	341,220	339,020

Due April 30, 2016 from Rixin Hotel Management, an unrelated third party, with interest at 0% (1)(2)	1,589,775	3,875,814
Total other receivables	9,173,025	17,445,281
Current portion	4,131,862	5,959,283
Non-current portion	$5,041,163	$11,485,998

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

(1) At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

(2) The receivables due on April 30, 2016 and May 1, 2016 were paid when due.

Note 4 – Inventory, net

Inventory at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
		(Audited)
Raw Material	$3,689,757	$4,831,858
Work in process	1,482,920	1,473,871
Finished goods	5,350,948	6,333,103
Total Inventory	10,523,625	12,638,832
Less: Obsolescence reserve	(652,488)	(648,281)
Inventory, net	$9,871,137	$11,990,551

Note 5 – Property and Equipment, net

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
		(Audited)
Operating equipment	$25,656,469	$25,030,991
Vehicles	659,666	655,413
Office equipment	148,110	144,376
Buildings	12,119,802	12,041,660
Total property and equipment	38,584,047	37,872,440
Less accumulated depreciation	(16,205,259)	(15,854,248)
Property and equipment, net	$22,378,788	$22,018,192

Note 6 - Intangible Assets, net

Intangible assets at March 31, 2016 and December 31, 2015 consisted of rights to use land as follows:

	March 31,	December 31,
	2016	2015
		(Audited)
Right to use land	$1,137,302	$1,129,970
Less: Accumulated amortization	(163,226)	(156,598)
Intangible assets, net	$974,076	$973,372

Pursuant to the regulations, the PRC government owns all land. The Company has recognized the amounts paid for the acquisition of rights to use the land as an intangible asset and amortizes such rights over the period the Company has use of the land, which range from 54 to 57 years.

Note 7 – Other Payables

Other payables at March 31, 2016 and December 31, 2015 consisted of the following:

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

	March 31,	December 31,
	2016	2015
		(Audited)
Government grant for Shi Zi Ling workshop	$2,670,434	$2,765,325
Government grant for structure and equipment	1,284,745	1,330,397
Government grant for expansion and equipment	276,854	275,069
Taxes Payable	1,972,379	1,954,864
Due to Rixin Hotel Management*	3,091,562	3,071,629
Miscellaneous payables	313,874	493,322
	$9,609,848	$9,890,606

* At the time this transaction was entered into, Rixin Hotel Management was an unrelated third party; however, in the fourth quarter of 2014, the Company formed a new subsidiary, Hainan Juneng, that is owned 50% by the Company, 22% by Rixin Hotel Management and 28% by an unrelated third party.

The $2,670,434, $1,284,745 and $276,854 payables at March 31, 2016 are liabilities recorded pursuant to the funds received as part of government grants. See “Construction in Progress and Government Grants” in Note 2.

Note 8 - Short-term Loans

Short-term loans at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
		(Audited)
Due February 10, 2016 with interest of 6.2%	$-	$770,500
Due February 15, 2016 with interest of 6.7%	-	3,082,000
Due March 9, 2016 with interest of 5.8%	-	1,463,950
Due March 13, 2016 with interest of 5.9%	-	770,500
Due March 19, 2016 with interest of 5.9%	-	2,311,500
Due April 3, 2016 with interest of 3.5%	111,324	-
Due April 3, 2016 with interest of 3.5%	102,418	-
Due April 10, 2016 with interest of 5.9%	3,102,000	3,082,000
Due April 29, 2016 with interest of 3.5%	63,987	-
Due May 3, 2016 with interest of 3.5%	106,911	-
Due May 3, 2016 with interest of 3.5%	80,126	-
Due May 5, 2016 with interest of 5.7%	1,628,550	-
Due May 20, 2016 with interest of 5.9%	1,551,000	1,541,000
Due June 8, 2016 with interest of 5.9%	1,551,000	1,541,000
Due June 8, 2016 with interest of 5.9%	1,551,000	1,541,000
Due June 17, 2016 with interest of 5.9%	1,551,000	1,541,000
Due June 20, 2016 with interest of 5.4%	2,248,950	2,234,450
Due June 28, 2016 with interest of 5.4%	930,600	924,600
Due March 22, 2017 with interest of 4.8%	1,551,000	-
Due May 10, 2016 with interest of 5.7%	1,395,900	-
Various bank acceptance bills payable on various dates through June 27, 2016	77,550	924,600
	$17,603,316	$21,728,100

All short-term loans are collateralized by Company buildings and equipment.

Note 9 - Long-term Loans

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Long-term loans at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
		(Audited)
Due January 24, 2018, with interest of 6.60%	$4,653,000	$4,623,000
Credit line due April 18, 2017, with interest of 7.35% (see Note 3)	6,204,000	12,328,000
	10,857,000	16,951,000
Long-term loans, currently in default	(6,204,000)	(12,328,000)
Long-term loans	$4,653,000	$4,623,000

All long-term loans are collateralized by Company buildings and land use rights. The credit line due April 18, 2017 is also collateralized by all the capital stock of Hainan Shiner, the Company’s primary operating subsidiary. Aggregate future maturities of long-term loans at March 31, 2016 are as follows:

Year ending March 31,
2017	$6,204,000
2018	4,653,000
$10,857,000

The weighted average interest rate on long-term loans is 7.03% ..

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

As of March 31, 2016, the outstanding balance under this credit facility was RMB30 million or $4.7 million.

The Company also has a RMB120 million (approximately $19.5 million) credit facility that it drew down in its entirety on April 17, 2014. The credit facility is collateralized by the stock of Hainan Shiner, bears interest at 7.35% per annum and is due on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under this credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, the Company has loaned the entire proceeds of the credit facility to unrelated third parties who have no collateral on such loans other than a guarantee from each of the borrowers and an unrelated fourth party (See Note 3). During the three months ended March 31, 2016 and the year ended December 31, 2015, some of the loans made to unrelated third parties were repaid. The Company has not been able to obtain a waiver for the violation of the loan agreement, therefore the amount due under this credit facility is being shown as a current liability, as the lender will retain the right to declare a breach of the credit agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, the Company’s primary operating subsidiary. Except as set forth above, as at March 31, 2016 and December 31, 2015, the Company is in compliance with all its obligations under the foregoing loan commitments.

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

During the three months ended March 31, 2016, the Company repaid approximately $6.1 million of this credit facility and during the year ended December 31, 2015, the Company repaid approximately $6.4 million of this credit facility. At March 31, 2016 and December 31, 2015, the outstanding balance under this credit facility was approximately $6.2 million and $12.3 million, respectively.

Note 10 - Stock Options

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2016:

		Weighted
		Average
		Exercise	Aggregate
	Options	Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2015	60,000	$0.80	$-
Granted	-
Canceled/ Expired	-
Exercised	-
Outstanding at March 31, 2016	60,000	$0.80	$-
Exercisable at March 31, 2016	60,000	$0.80	$-

The number and weighted average exercise prices of all options outstanding as of March 31, 2016, are as follows:

Options Outstanding
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2016	Price	(Years)
$0.80	60,000	$0.80	0.69
60,000

The number and weighted average exercise prices of all options exercisable as of March 31, 2016, are as follows:

Options Exercisable
Weighted
		Weighted	Average
		Average	Remaining
Range of	Number Outstanding	Exercise	Contractual Life
Exercise Price	March 31, 2016	Price	(Years)
$0.80	60,000	$0.80	0.69
60,000

Note 11 - Employee Welfare Plans

The expense for employee common welfare was $28,754 and $26,522 for the three months ended March 31, 2016 and 2015, respectively.

Note 12 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The Company appropriated $75,009 and $98,548 as reserve for the statutory surplus reserve and statutory common welfare fund for the three months ended March 31, 2016 and 2015, respectively.

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

Note 14 – Commitments and Contingencies

At March 31, 2016, the Company was contingently liable to banks for discounted notes receivable and to vendors for endorsed notes receivable of $403,399.

Note 15 – Segment Information

The Company has five segments: BOPP tobacco films, water-based latex, coated film, color printed packaging and advanced film. The water-based latex is one of the raw materials used in coated film to make the packaging more environmental friendly and the barrier property better.

The following tables summarize the Company’s segment information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Revenues from unrelated entities
Tobacco film	$7,532,899	$7,517,532
Water-based latex	71,905	130,848
Coated film	2,568,136	4,082,185
Color printing	818,779	1,103,516
Advanced film	1,314,000	972,775
	$12,305,719	$13,806,856

Intersegment revenues
Tobacco film	$5,625	$5,131
Water-based latex	2,930	43,387
Coated film	1,917	2,963
Color printing	611	801
Advanced film	981	706
	$12,064	$52,988

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Total revenues
Tobacco film	$7,538,524	$7,522,663
Water-based latex	74,835	174,235
Coated film	2,570,053	4,085,148
Color printing	819,390	1,104,317
Advanced film	1,314,981	973,481
Less Intersegment revenues	(12,064)	(52,988)
	$12,305,719	$13,806,856

Income (loss) from operations
Tobacco film	$58,224	$(444,493)
Water-based latex	(39,129)	43,271
Coated film	(159,581)	211,689
Color printing	(184,097)	(202,879)
Advanced film	(48,575)	(45,464)
Holding Company	(24,537)	(39,663)
	$(397,695)	$(477,539)

Interest income
Tobacco film	$265,393	$350,014
Water-based latex	2,533	6,479
Coated film	90,479	202,145
Color printing	28,847	54,645
Advanced film	46,294	48,171
Holding Company	(718)	72,500
	$432,828	$733,954

Interest expense
Tobacco film	$356,556	$758,142
Water-based latex	3,709	7,886
Coated film	141,430	300,721
Color printing	28,615	60,845
Advanced film	59,869	127,299
Holding Company	-	(2,283)
	$590,179	$1,252,610

Income tax expense
Tobacco film	$62,937	$33,951
Water-based latex	-	-
Coated film	26,935	23,143
Color printing	-	-
Advanced film	13,781	5,515
Holding Company	-	-
	$103,653	$62,609

Net income (loss)
Tobacco film	$(39,397)	$(726,522)
Water-based latex	(40,304)	41,654
Coated film	(213,296)	185,588
Color printing	(183,866)	(210,857)
Advanced film	(63,564)	(107,322)

SHINER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Holding Company	(24,537)	(37,380)
	$(564,964)	$(854,839)

Provision for depreciation
Tobacco film	$144,012	$601,478
Water-based latex	7,734	10,024
Coated film	57,123	238,579
Color printing	11,558	48,271
Advanced film	24,181	100,994
Holding Company	-	-
	$244,608	$999,346

	As of	As of
	March 31,	December 31,
Total Assets	2016	2015
Tobacco film	$43,755,551	$48,472,654
Water-based latex	294,619	657,568
Coated film	17,355,854	19,226,916
Color printing	3,511,594	3,890,165
Advanced film	7,346,987	8,139,035
Holding Company	11,039,150	11,105,905
	$83,303,755	$91,492,243

Note 16 - Geographical Sales

The geographical distribution of Shiner’s revenue for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
Geographical Areas	2016	2015
Chinese Mainland	$10,523,257	$12,028,509
Asia (outside Mainland China)	671,708	848,428
Australia	873,030	563,645
North America	117,512	184,225
Middle East	91,890	92,553
Europe	-	55,751
South America	28,322	33,745
	$12,305,719	$13,806,856

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, the factors discussed in Item 1A, “Risk Factors” included in the Company annual report on Form 10-K filed on April 18, 2016.

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

The table below shows the percentage of revenue by each of our business segments for the three months ended March 31, 2016 and 2015:

	Percent of Revenue
	Three Months Ended March 31,
	2016	2015

BOPP tobacco film	61.1%	54.5%
Water-based latex	0.6%	0.9%
Coated film	20.9%	29.6%
Color printing	6.7%	8.0%
Advanced film	10.7%	7.0%
	100.0%	100.0%

We have 56 patents issued by the State Intellectual Property Office of China and have 11 patent applications relating to our products and manufacturing processes pending. Although our patents and processes provide us a competitive advantage, we do not believe the loss of any single patent would have a material adverse effect on our business.

While our primary business consists of manufacture and distribution of technology driven advanced packaging film products, we have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. In 2014 we decided to temporarily expand our advances to unrelated third parties. On April 17, 2014, Hainan Shiner, our primary operating subsidiary, drew down entirely on a RMB120 million (approximately $19.5 million) credit facility collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. The facility bears interest at 7.35% per annum and is due and payable on April 17, 2017. Under the terms of the credit facility agreement, the proceeds of the funds borrowed under the credit facility are to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park, and for the purchase of research and development equipment. However, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties. The business purpose for these loans was for us to make the spread between the amount of interest we pay on the credit facility and the amount of interest we can charge. Such parties have not provided us with significant collateral on such loans, other than a written guarantee from each of the borrowers and an unrelated fourth party. We do not consider this practice of lending money to third parties to be a new business segment as we deem this practice to be temporary. See our disclosures under Liquidity and Capital Resources for more information regarding our lending activities. During the three months ended March 31, 2016 and during the year ended December 31, 2015, approximately $8.7 million and $35.9 million, respectively, of these other receivables were repaid.  In addition, subsequent to March 31, 2016 an additional approximately $3.1 million of other receivables were repaid.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three months ended March 31, 2016 and 2015 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations during the three months ended March 31, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change

Revenues	$12,305,719	$13,806,856	$(1,501,137)	-10.9%
Cost of goods sold	10,360,581	11,479,169	(1,118,588)	-9.7%
Gross profit	1,945,138	2,327,687	(382,549)	-16.4%
Selling expenses	445,100	1,045,384	(600,284)	-57.4%
General and administrative expenses	1,897,733	1,759,842	137,891	7.8%
Income from operations	(397,695)	(477,539)	79,844	-16.7%
Other income, net	106,149	201,857	(95,708)	-47.4%
Interest income	432,828	733,954	(301,126)	-41.0%
Interest expense	(590,179)	(1,252,610)	662,431	-52.9%
Exchange gain (loss)	(12,414)	2,108	(14,522)	-688.9%
Income tax expense	103,653	62,609	41,044	65.6%
Net loss attributed to noncontrolling interest	(62,693)	(20,912)	(41,781)	199.8%
Net loss attributed to Shiner	$(502,271)	$(833,927)	$331,656	-39.8%

Revenues

Revenues for the three months ended March 31, 2016 decreased $1.5 million (or 10.9%), to $12.3 million, compared to $13.8 million in 2015. The decrease was primarily attributable to decreased revenues generated from our coated film, color printing, and water-based latex segments. During the three months ended March 31, 2016, revenue from sales of our coated film decreased $1.5 million (or 37.1%) to $2.6 million, down from $4.1 million, revenue from color printing decreased $0.3 million (or 25.8%) to $0.8 million, down from $1.1 million, and revenue from water-based latex decreased $0.06 million (or 45.0%) to $.07 million, down from $0.13 million; offset by an increase in revenue from advanced film of $0.3 million (or 35.1%) to $1.3 million, up from $1.0 million and revenue from BOPP tobacco film was up just slightly. During the first quarter of 2016, our domestic (China Mainland) sales decreased as a percentage of total sales from 87.1% in 2015 to 85.5% in 2016. The decrease in revenue from our coated film, color printing, and water-based latex segments for the three months ended March 31, 2016, compared to the same period in 2015, was largely due to the Company’s limited acceptance of customer orders for these product lines that have become only marginally profitable.

Cost of Goods Sold

For the three months ended March 31, 2016, cost of goods sold (“COGS”) decreased $1.1 million (or 9.7%), from $11.5 million in the 2015, to $10.3 million in 2016. COGS for the three months ended March 31, 2016 and 2015 were 84.2% and 83.1% of our revenues, respectively, a 1.1% increase. The increase in COGS as a percentage of revenues for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was a result of slightly higher raw material costs during the 2016 period.

Gross Profit

Our gross profit for the three months ended March 31, 2016 was $1.9 million, with a profit margin of 15.8%, a 1.1% decrease from 16.9% for the three months ended March 31, 2015. The decrease in gross profit margin was a result of slightly higher raw material costs.

Selling Expenses

For the three months ended March 31, 2016, our selling expenses decreased by $0.6 million (or 57.4%) to $0.5 million, compared to $1.0 million in 2015. The decrease in selling expenses was mainly due to a decrease in our logistic expenses.

General and Administrative (“G&A”) Expenses

For the three months ended March 31, 2016, our G&A expenses increased by $0.1 million (or 7.8%) to $1.9 million, compared to $1.8 million in 2015. G&A expenses include rent, management and staff salaries, insurance, accounting, legal, and R&D expenses. The increase in G&A expenses is primarily due to an increase in bad debt expense of $0.6 million offset by a decrease in R&D expenses of $0.3 million, and travel and entertainment of $0.1 million.

Other Income, net

For the three months ended March 31, 2016, other income decreased by $0.1 million (or 47.4%), to $0.1 million in 2016, compared to other income of $0.2 million in 2015. The change in other income is mainly due to a decrease in subsidy income during the 2016 period.

Interest Income

For the three months ended March 31, 2016, interest income decreased by $0.3 million (or 41.1%) to $0.4 million, compared to $0.7 million in 2015. The decrease in interest income is primarily due to a pay down of other receivables during 2016 in connection with temporary loans to unrelated third parties. During 2014, we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent these and other funds to unrelated third parties at interest rates ranging from 12% to 16%. A large portion of these loans were repaid during the latter half of the 2015 and the first quarter of 2016.

Interest Expense

For the three months ended March 31, 2016, interest expense decreased by $0.6 million (or 52.9%) to $0.6 million, compared to $1.3 million in 2015. The decrease in interest expense is primarily due to the decrease in the amount of long-term loans outstanding. During 2014 we borrowed RMB120 million, or approximately $19.5 million, at a 7.35% interest under a line of credit agreement and then lent the funds to unrelated third parties at interest rates ranging from 12% to 16%. RMB 40 million of this loan was repaid in 2015 and an additional RMB 40 million was repaid during the three months ended March 31, 2016.

Income Tax Expense

For the three months ended March 31, 2016, we recorded a tax provision of $0.1 million, compared to $0.06 million in the 2015 period. Our effective tax rates for 2016 and 2015 were 22.5% and 7.9%, respectively. The effective rate in 2015 is lower than the statutory rate due to the reversal of a reserve that is not included in taxable income. We recorded tax expense in both 2016 and 2015 even though we recognized a net loss since losses incurred by some of our subsidiaries were not able to offset income generated by other subsidiaries for tax purposes.

Net Income (Loss)

Due to the factors explained above, for the three months ended March 31, 2016 we generated a net loss of $0.5 million, compared to a net loss of $0.8 million in the 2015 period.

Liquidity and Capital Resources

At March 31, 2016, we had $2.0 million in cash and equivalents on hand, compared to $0.8 million at December 31, 2015. We had working capital surplus of $1.8 million at March 31, 2016, compared to a working capital deficit of $3.5 million at December 31, 2015. The primary reason for the increase working capital is the pay down of a long-term loan, currently in default that is classified as a current liability. Our principal demands for liquidity are: increasing capacity, purchasing raw materials, sales distribution and the possible acquisition of new subsidiaries in our industry, as well as other general corporate purposes.

Below is a tabular summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$3,893,214	$(2,504,990)
Net cash provided by investing activities	7,223,884	12,563,565
Net cash used in financing activities	(10,321,276)	(3,372,361)
Effect of exchange rate changes on cash and equivalents	348,786	53,348
Net increase in cash and equivalents	1,144,608	6,739,562
Cash and equivalents at beginning of period	829,391	5,710,373
Cash and equivalents at end of period	$1,973,999	$12,449,935

Operating Activities

Net cash flow provided by operating activities during the three months ended March 31, 2016 was $3.9 million, an increase of $6.4 million, compared to cash flow used in operating activities during the three months ended March 31, 2015 of $2.5 million. The increase in cash used in operating activities during the three months ended March 31, 2016 was primarily attributable to the changes in working capital components, particularly the significant decrease in advances to suppliers and inventory, and the decreases in accounts payable and unearned revenue in the 2016 period.

Investing Activities

Net cash flows provided by investing activities during the three months ended March 31, 2016 was $7.2 million, a decrease of $5.3 million, compared to cash provided by investing activities of $12.6 million in 2015. During 2015, we received $7.8 million from the repayment of other receivables and received $6.7 million from the reduction in our restricted cash balances compared to the repayment of other receivables of $8.7 million in 2016.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $10.3 million, an increase of $6.9 million, compared to cash used in financing activities of $3.4 million in 2015. During the 2016 period, we repaid $9.2 million of short-term loans and $6.1 million of long-term loans and borrowed an additional $5.0 million from short-term loans. During the 2015 period, we repaid $19.2 million of short-term loans and $6.5 million of long-term loans and borrowed an additional $21.8 million from short-term loans.

Assets

Our total assets as of March 31, 2016 were $83.3 million, a decrease of $8.2 million, compared to $91.5 million as of December 31, 2015. The decrease was primarily due to the decrease of other receivables, current, of $1.85 million, other non-current receivables of $6.4 million and inventory of $2.1 million, offset by an increase in cash of $1.1 million. The decrease in other receivables (both current and long-term) is due to the repayment of amounts loaned to third parties. (See Note 3 to the financial statements). We have historically advanced minimal funds to customers and other unrelated third parties that are non-interest bearing and payable upon demand. However, in 2014 we decided to temporarily expand our advances to unrelated third parties. The decrease inventory is due to less inventory on hand needed to meet our expected demand. The increase in cash is due to the timing of collections of receivables and payment of payables.

Liabilities

Our total liabilities decreased by $7.9 million as of March 31, 2016, compared to December 31, 2015, principally due to a decrease in long-term loans of $6.1 million and short-term loans of $4.1 million; and an increase in accounts payable of $2.1 million.

The decrease in long-term loans is due to our repayment of RMB40 million (approximately $6.1 million) during the three months ended March 31, 2016 of an RMB 120 million credit facility pursuant to a Trust Agreement between Hainan Shiner, our primary operating subsidiary, and Zhongrong International Trust Co., Ltd., or Zhongrong, on April 17, 2014. The credit facility bears interest at 7.35% per annum, is due on April 17, 2017 and is collateralized by the common stock of Hainan Shiner, our buildings and our land use rights. We intend to meet our liquidity requirements under this Trust Agreement, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations, and our current credit facilities. Under the terms of the Trust Agreement, the proceeds of the funds borrowed were to be used solely for the construction of an office building and research facility at the Hainan Xiandai Packaging Industrial Park and for the purchase of research and development equipment, however, on April 30, 2014, we loaned the entire proceeds of the credit facility to unrelated third parties who have provided no collateral on such loans other than a written guarantee from each of the borrowers and an unrelated fourth party. As such, Zhongrong has the right to declare a breach of the Trust Agreement and enforce its right to ownership of the stock, buildings and land use rights of Hainan Shiner, our primary operating subsidiary. We have not been able to obtain a waiver for the violation of the use of proceeds provision of the Trust Agreement, therefore the remaining amount due under this credit facility of RMB 40 million (approximately $6.2 million) is being shown as a current liability. If Zhongrong calls the loan due to the violation of the agreement, we will attempt to negotiate a waiver, or request additional time in order to collect the amounts due from unrelated third parties or to obtain other financing to repay the loan.

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

Loan Commitments

In addition to the Trust Agreement disclosed under Liabilities, on August 2, 2010, Hainan Shiner, our wholly owned subsidiary, entered into a credit facility with the Hainan Branch of the Bank of China. The credit facility is comprised of a seven-year RMB70 million, or $11.1 million, secured revolving credit facility. On each of January 24, February 10, February 16, February 17, March 25, November 30, December 23, 2011 and March 19, 2012, Hainan Shiner made withdrawals on the credit facility of $2.5 million, $2.6 million, $2.2 million, $1.2 million, $0.4 million, $0.2 million, $0.5 million and $1.1 million, respectively. Hainan Shiner may only use the loan proceeds to improve the technology of its BOPP film and to purchase certain equipment necessary for these improvements. Proceeds under the facility not used for these purposes may be subject to a misappropriation penalty interest rate of 100% of the current interest rate (6.6% at March 31, 2016) on the loan. The initial interest rate on each withdrawal from the facility is the 5-year benchmark lending rate announced by the People’s Bank of China on the date of such withdrawal, and is subject to adjustment every 12 months based upon this benchmark. Additional interest is paid on any overdue loan under this credit facility of 50% of the current interest rate on the loan. Hainan Shiner and certain of its affiliates, including the Company, provided guarantees and certain land use rights, buildings, and property as collateral under this facility. The credit facility includes financial covenants that prohibit Hainan Shiner from making distributions to its sole shareholder if (a) its after-tax net income for the fiscal year is zero or negative, (b) its after-tax net income is insufficient to make up its accumulated loss for the last several fiscal years, (c) its income before tax is not utilized in paying off the capital, interest and expense of the lender, or (d) the income before tax is insufficient to pay the capital, interest and expense of the lender. As of March 31, 2016, the outstanding balance under this credit facility was RMB 30 million or $4.7 million.

Except as set forth above, as at March 31, 2016, the Company is in compliance with all its obligations under the foregoing loan commitments.

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 did not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 did not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Qingtao Xing and our Interim Chief Financial Officer, Xuezhu Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, Mr. Xing and Mr. Xu, determined that, as of March 31, 2016, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
___________________________
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

SHINER INTERNATIONAL, INC.

May 25, 2016	By: /s/ Qingtao Xing
Name: Qingtao Xing
Title: President and Chief Executive Officer
(Principal Executive Officer)

May 25, 2016	By: /s/ Xuezhu Xu
Name: Xuezhu Xu
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)